Form 10QSB
period 2001-06-30
INTERNATURAL PHARMACEUTICALS INC
filed 2001-09-28
CIK 1125440

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION FROM _______ TO ________.

                         COMMISSION FILE NUMBER 0-29369

                       INTERNATURAL PHARMACEUTICALS, INC.
                 (Name of Small Business Issuer in its charter)



                 Nevada                                52-2265135
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)



    4201 Wilshire Boulevard, Suite 525
        Los Angeles, California                          90010
  (Address of principal executive offices)             (Zip code)

Issuer's telephone number: (323) 954-9808


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        As of June 30, 2001, there were outstanding 79,198,734 shares of the Registrant's Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


Item I.   Financial Statements

           CHECKPOINT GENETICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

                                TABLE OF CONTENTS


                                                               PAGE (S)
                                                               --------
Report of Independent Auditors                                   1

Consolidated Balance Sheet                                       2

Consolidated Statement of Operations                             3

Consolidated Statement of Changes in Stockholders' Equity        4

Consolidated Statement of Cash Flows                             5

Notes to Financial Statements                                   6 - 19

                         JOSEFINA C. DE LA CRUZ, C.P.A.
                           A Professional Corporation


Josefina C. De la Cruz, CPA                        2700 N Main Street, Suite 900
Rebecca Q. Masinsin, CPA                           Santa Ana, CA 92705
Timothy Vo, CPA                                    Tel. No.  (714) 558-8703
Marissa B. Zacarias, IT Manager                    Fax No.  (714) 558-7940
--------------------------------------------------------------------------------

                           ACCOUNTANT'S REVIEW REPORT

To the Board of Directors
Checkpoint Genetics Pharmaceuticals, Inc. and Subsidiaries

We have reviewed the accompanying balance sheet of Checkpoint Genetics Pharmaceuticals, Inc., and Subsidiaries (Development Stage Companies), as of June 30, 2001 and the related statements of operations, changes in stockholders' equity and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Checkpoint Genetics Pharmaceuticals, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 13 to the financial statement, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Josefina C. de la Cruz, CPA
A Professional Corporation


August 8, 2001



--------------------------------------------------------------------------------
           MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                               SEC PRACTICE GROUP
               CALIFORNIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                               TAX PRACTICE GROUP

           CHECKPOINT GENETICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                  JUNE 30, 2001


                                     ASSETS

CURRENT ASSETS

       Cash                                                                 $   278,182
       Accounts Receivable                                                          767
       Inventory                                                                 38,059
       Prepaid Expenses                                                          22,768
                                                                            -----------
       Total Current Assets                                                     339,776
                                                                            -----------

PROPERTY AND EQUIPMENT, NET (NOTE 3)                                             65,837
                                                                            -----------
OTHER ASSETS

       Other  Receivables (NOTE 4)                                               45,967
       Other Assets                                                               6,791
                                                                            -----------
       Total Other Assets                                                        52,758
                                                                            -----------
TOTAL ASSETS                                                                $   458,371
                                                                            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES (NOTE 5)
       Accounts Payable and accrued liabilities                             $   407,970
       Convertible Debentures                                                    76,062
       Other Notes Payable                                                      134,974
                                                                            -----------
       Total Current Liabilities                                                619,006
       Due to shareholder                                                            --
       Due to Investors (NOTE 7)                                                323,237
TOTAL LIABILITIES                                                               942,243
                                                                            -----------
MINORITY INTEREST (NOTE 8)                                                     (536,988)
                                                                            -----------
STOCKHOLDERS' EQUITY (NOTE 9)
       Common Stock, $0.001 par value per share; 140,000,000 shares
          authorized; 79,198,734 shares issued and outstanding                   79,198
       Paid-in Capital                                                        3,253,031
       Accumulated Deficit                                                   (3,279,113)
       Notes Receivable                                                              --
                                                                            -----------
       Total Stockholders' Equity                                                53,116
                                                                            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $   458,371
                                                                            ===========

          See accompanying notes to consolidated financial statements.

           CHECKPOINT GENETICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Cumulative
                                             from 8/9/89
                                              (Date of
                                            Inception) to   3 Mos. Ended      3 Mos. Ended    6 Mos. Ended      6 Mos. Ended
                                            June 30, 2001   June 30, 2001     June 30, 2000   June 30, 2001     June 30, 2000
                                            -------------   -------------     -------------   -------------     -------------
Revenue
     Sales                                  $    303,218     $      1,069     $         --     $      1,381     $         --
     Cost of sales                                94,941              252               --              443               --
                                            ------------     ------------     ------------     ------------     ------------
Gross profit                                     208,277              817               --              938               --
                                            ------------     ------------     ------------     ------------     ------------

Operating expenses
     Research and development
        expenses                                 555,998          150,105               --          285,952               --
     Selling, general and administrative
        expenses                               4,091,348          222,090           17,952          495,840          284,734
                                            ------------     ------------     ------------     ------------     ------------
     Total operating expenses                  4,647,346          372,195           17,952          781,792          284,734
                                            ------------     ------------     ------------     ------------     ------------

Net loss from operations                      (4,439,069)        (371,378)         (17,952)        (780,854)        (284,734)

Other income (expense)
     Interest and other income                    19,029            3,686               --           10,842               --
     Debt forgiveness                            650,422               --               --               --               --
     Loss on disposal of asset                    (2,248)              --               --               --               --
                                            ------------     ------------     ------------     ------------     ------------

Net loss before minority interest             (3,771,866)        (367,692)         (17,952)        (770,012)        (284,734)

Minority Interest's share of loss               (492,753)        (116,977)              --         (234,994)              --
                                            ------------     ------------     ------------     ------------     ------------

Net Loss                                      (3,279,113)    $   (250,715)    $    (17,952)    $   (535,018)    $   (284,734)
                                            ============     ============     ============     ============     ============

Basis earnings per share
     Net loss per share                                      $      (0.00)    $      (0.00)    $      (0.01)    $      (0.03)
                                                             ============     ============     ============     ============
     Weighted average shares outstanding                       71,495,843        9,463,535       71,495,843        9,463,535
                                                             ============     ============     ============     ============

          See accompanying notes to consolidated financial statements.

                  CHECKPOINT GENETICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                FROM AUGUST 9, 1989 (INCEPTION) TO JUNE 30, 2001


                                                                                       Accumulated
                                                                                         Deficit        Total
                                                                      Additional       During the    Shareholders'
                                      Common Stock                     Paid In         Development     Equity
                                         Shares         Amount         Capital            Stage       (Deficit)
                                      ------------    ----------      ----------       -----------   -------------
Balance, January 1, 1990
Retroactively Restated                      250       $      --       $   3,600                       $   3,600

Common Stock Issued for Cash
at $0.88 Per Share Retroactively
Restated                                  1,050               1          92,536                          92,537

Common Stock Issued for
Services at $100.00 Per Share
Retroactively Restated                      250               1          24,999                          25,000

Net Loss for the Year Ended
December 31, 1990                                                                       (61,719)        (61,719)
                                      ---------       ---------       ---------       ---------       ---------

Balance, December 31, 1990
Retroactively Restated                    1,550               2         121,135         (61,719)         59,418

Common Stock Issued for
Cash at $100.00 Per Share
Retroactively Restated                      100              --          10,000                          10,000

Common Stock Issued for
1,500,000 Shares of Common
Stock of Berthen, USA, Inc.,
Retroactively Restated at
$0.10 Per Share                             750               1              74                              75

Net Loss for the Year Ended
December 31, 1991                            --              --                        (175,459)       (175,459)
                                      ---------       ---------       ---------       ---------       ---------

Balance, December 31, 1991
Retroactively Restated                    2,400               3         131,209        (237,178)       (105,966)


          See accompanying notes to consolidated financial statements.

           CHECKPOINT GENETICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                From August 9, 1989 (Inception) to June 30, 2001

                                                                                  Deficit         Total
                                                                    Additional   During the    Shareholders'
                                            Common Stock             Paid In     Development      Equity
                                       Shares        Amount          Capital        Stage        (Deficit)
                                      ----------    ---------      -----------   -----------   -------------
Common Stock Issued for
Paymenton Debt & Related
Accrued Interest at $100.00 Per
Share Retroactively Restated              750              1         74,999                       75,000

Common Stock Issued for
Services at $150.00 Per Share
Retroactively Restated                    433             --         65,000                       65,000

Common Stock Issued for
Exercise of Stock Option at
$10.00 Per Share
Retroactively Restated                     75             --            750                          750

Common Stock Issued for
Cash at $325.00 Per Share
Retroactively Restated                    248             --         80,438                       80,438

Net Loss for the Year Ended
December 31, 1992                                                                (123,685)      (123,685)
                                     --------       --------       --------      --------       --------

Balance, December 31, 1992
Retroactively Restated                  3,906              4        352,396      (360,863)        (8,463)

Common Stock Issued for
Cash at $325.00 Per Share
Retroactively Restated                     30             --          9,750                        9,750

Common Stock Issued for Cash
from $205.00 Per Share
Retroactively Restated                    200             --         41,000                       41,000

Net Loss for the Year Ended
December 31, 1993                                                                (434,083)      (434,083)
                                     --------       --------       --------      --------       --------

Balance, December 31, 1993              4,136              4        403,146      (794,946)      (391,796)


          See accompanying notes to consolidated financial statements.

           CHECKPOINT GENETICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                From August 9, 1989 (Inception) to June 30, 2001

                                                                                          Accumulated
                                                                                           Deficit          Total
                                                                          Additional      During the     Shareholders'
                                                Common Stock               Paid In        Development      Equity
                                          Shares           Amount          Capital          Stage         (Deficit)
                                        ----------       ----------       ----------      -----------    ------------
Balance, December 31, 1993
Retroactively Restated                       4,136                4          403,146        (794,946)        (391,796)

Net Loss for the Year Ended
December 31, 1994                                                                           (139,261)        (139,261)
                                        ----------       ----------       ----------      ----------       ----------

Balance, December 31, 1994
Retroactively Restated                       4,136                4          403,146        (934,207)        (531,057)

Net Loss for the Year Ended
December 31, 1995                                                                           (158,853)        (158,853)
                                        ----------       ----------       ----------      ----------       ----------

Balance, December 31, 1995
Retroactively Restated                       4,136                4          403,146      (1,093,060)        (689,910)

Common Stock Issued for Cash
at $375.00 Per Share Retroactively
Restated                                        80               --           30,000              --           30,000

Common Stock Issued for Payment
of Debt at $250.00 Per Share
Retroactively Restated                          80               --           20,000              --           20,000

Common Stock Issued for Note
Receivable at $25.00 Per Share
Retroactively Restated                       7,117                7          177,910              --          177,917

Common Stock Issued for Payment
of Debt at $274.00 Per Share
Retroactively Restated                         403               --          110,187              --          110,187


          See accompanying notes to consolidated financial statements.

           CHECKPOINT GENETICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                         (DEVELOPMENT STAGE COMPANIES)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                From August 9, 1989 (Inception) to June 30, 2001

                                                                                          Accumulated
                                                                                           (Deficit)         Total
                                                                          Additional       During the     Shareholders'
                                                 Common Stock              Paid In         Development      Equity
                                           Shares           Amount         Capital           Stage         (Deficit)
                                         ----------       ----------      ----------      ------------    -------------
Common Stock Issued in Reverse
Takeover Reorganization with
Parkside Industries, at Par Value
Retroactively Restated                      216,083              216            (216)                              --

Shares Issued for Service at $0.10
Per Share Retroactively Restated              3,500                4             346                              350

Shares Issued for Cash at $10.00
Retroactively Restated                       35,000               35         349,965                          350,000

Share Adjustment Retroactively
Restated                                         (1)

Net Profit for the Year Ended
December 31, 1996                                                                              81,304          81,304
                                         ----------       ----------      ----------       ----------      ----------

Balance, December 31, 1996
Retroactively Restated                      266,398              266       1,091,338       (1,011,756)         79,848

Shares Issued for Convertible
Debenture Notes Payable
Retroactively Restated                          127               --           3,506                            3,506

Net Loss for Year Ended
December 31, 1997                                                                            (398,343)       (398,343)
                                         ----------       ----------      ----------       ----------      ----------

Balance, December 31, 1997                  266,525              266       1,094,844       (1,410,099)       (314,989)

Shares Issued for Convertible
Debenture Note Payable at
$27.60 Per Share Retroactively
Restated                                        254               --           7,259                            7,259

          See accompanying notes to consolidated financial statements.

           CHECKPOINT GENETICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)
                From August 9, 1989 (Inception) to June 30, 2001

                                                                                      Accumulated
                                                                                       (Deficit)           Total
                                                                      Additional       During the       Stockholders'
                                             Common Stock              Paid In         Development         Equity
                                        Shares          Amount         Capital           Stage           (Deficit)
                                      ----------      ----------      ----------      ------------      ------------
Share Adjustment
(1 for 100 Reverse)
Retroactively Restated                        13               1              (1)                               --

Shares Issued for Cash at
$0.066 Per Share                         300,000             300          19,500                            19,800

Shares Issued for Services at
$0.07 Per Share                        5,000,000           5,000         345,000                           350,000

Shares Issued for Services at
$0.07 Per Share                        4,500,000           4,500         310,500                           315,000

Share Adjustment                             153               2              (2)                               --

Net Loss for the Year Ended
December 31, 1998                                                                        (807,330)        (807,330)
                                      ----------      ----------      ----------       ----------       ----------

Balance, December 31, 1998            10,066,945          10,069       1,777,100       (2,217,429)        (430,260)

Shares Issued for Cash at $0.10
Per Share                                300,000             300          29,700                           330,000
                                      ----------      ----------      ----------       ----------       ----------

                                      10,366,945          10,369       1,806,800       (2,217,429)        (400,260)

Common Stock Reverse Stock Split
Retroactively Restated on
October 10, 1999
(10 to 1 reverse stock split)          1,036,695          10,369              --               --               --


Net Loss for the Year Ended
December 31, 1999                                                                         (30,681)         (30,681)
                                      ----------      ----------      ----------       ----------       ----------

Balance, December 31, 1999            10,366,945          31,107       1,806,800       (2,248,110)        (430,941)

          See accompanying notes to consolidated financial statements.

           CHECKPOINT GENETICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
           Consolidated Statements of Changes in Stockholders' Equity
                                   (UNAUDITED)
                From August 9, 1989 (Inception) to June 30, 2001

                                                                                                  Accumulated
                                                                                                    Deficit            Total
                                                    Common Stock                 Additional        During the      Stockholders'
                                            -----------------------------         Paid In         Development         Equity
                                               Shares            Amount           Capital            Stage           (Deficit)
                                            -----------       -----------       -----------       -----------      -------------
Balances,  December 31, 1999                  1,036,695       $    10,369       $ 1,806,800       $(2,248,110)      $  (430,941)

Issuance of 9,750,000 shares of
   common stock for services
   on January 13, 2000                        9,750,000             9,750           240,250                 -           250,000

Share adjustment to reflect reverse
   stock split 1:20 on August 15, 2000      (10,247,360)          (19,580)           19,580                 -                 -
                                            -----------       -----------       -----------       -----------       -----------

Subtotal after stock split                      539,335               539         2,066,630        (2,248,110)         (180,941)

Fractional shares adjustment                         32                 -                 -                 -                 -

Issuance of 4,000,000 shares of
   common stock for $750,000 note
   per August 24, 2000 purchase
   agreement                                  4,000,000             4,000           746,000                 -           750,000

Issuance of 30,000,000 shares of
   common stock in exchange
   for 15,000,000 shares of
   common stock of subsidiary
   on August 28, 2000                        30,000,000            30,000           (15,000)                -            15,000

Issuance of 60,000  shares of
   common stock in exchange for
   services on September 25, 2000
                                                 60,000                60                 -                 -                60

Issuance of 5,000,000  shares of
   common stock in exchange for
    $500,000 indebtedness
   on November 10, 2000                       5,000,000             5,000           495,000                 -           500,000

Net Loss for year ended
   December 31, 2000                                  -                 -                 -          (495,985)         (495,985)
                                            -----------       -----------       -----------       -----------       -----------


Balances, December 31, 2000                  39,599,367       $    39,599       $ 3,292,630       $(2,744,095)      $   588,134


          See accompanying notes to consolidated financial statements.

           CHECKPOINT GENETICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
            Consolidated Statement of Changes in Stockholders' Equity
                                   (UNAUDITED)
                FROM AUGUST 9, 1989 (INCEPTION) TO JUNE 30, 2001


                                                                                             Accumulated
                                                                                               Deficit            Total
                                                 Common Stock               Additional        During the       Stockholders'
                                         ----------------------------        Paid In         Development         Equity
                                           Shares            Amount          Capital            Stage           (Deficit)
                                         -----------      -----------      -----------       -----------       -------------
Balances,  December 31, 2000              39,599,367      $    39,599      $ 3,292,630       $(2,744,095)      $   588,134

Issuance of 39,599,367 shares of
   common stock to reflect a 100%
   stock dividend on March 13, 2001       39,599,367           39,599          (39,599)                -                 -

Net loss for the six months ended
   June 30, 2001                                                                                (535,018)         (535,018)
                                         -----------      -----------      -----------       -----------       -----------
                                          79,198,734      $    79,198      $ 3,253,031       $(3,279,113)      $    53,116
                                         ===========      ===========      ===========       ===========       ===========


                 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

           CHECKPOINT GENETICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                      Consolidated Statement of Cash Flows
                                   (UNAUDITED)
                 FROM AUGUST 9 1989 (INCEPTION) TO JUNE 30, 2001


                                               Cumulative
                                              from 8/9/1989
                                            (Date of Inception)       Three Months Ended                   Six Months Ended
                                                    to           -----------------------------       -----------------------------
                                                  6/30/01          6/30/01           6/30/00           6/30/01            6/30/00
                                            -------------------  -----------       -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                   $(3,279,113)      $  (250,715)      $   (17,952)      $  (535,018)      $  (278,817)
    Adjustment to reconcile net loss to net
    cash used in operating activities
      Depreciation and amortization                 35,250             5,164                 -             9,731               333
      Non-cash expense                           1,320,666                 -                 -                 -                 -
      Bad debts expense                            203,154                 -                 -                 -                 -
      Failed offering costs                        117,990                 -                 -                 -                 -
      Research and development written off         161,506                 -                 -                 -                 -
      Forgiveness of debt                         (650,422)                -                 -                 -                 -
      Loss on disposal of asset                      2,248                 -                 -                 -                 -
      Minority interest in net loss of
        subsidiaries                              (492,753)         (116,977)         (234,994)                -
      Decrease (increase) in:
         Accounts receivable                        18,090              (455)             (767)                -
         Inventories                               (38,059)          (30,647)                -           (38,059)
         Prepaid expenses                          (22,768)            6,464            (8,767)                -
         Other assets                                1,965             1,965                 -             1,965                 -
      Increase (decrease) in:
         Accounts payable                          407,602            32,135            65,516           250,000
         Accrued expenses                          162,804            14,000            17,152            16,385            11,634
         Taxes payable                              77,370              (702)              800            10,699            16,850
                                               -----------       -----------       -----------       -----------       -----------

            Net Cash Used in
               Operating Activities             (1,974,470)         (339,768)                -          (713,309)                -
                                               -----------       -----------       -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Increase in deposits                            (8,980)                -                 -                 -
    Proceeds from sale of property                  15,600                 -                 -                 -
    Purchase of property and equipment             (86,283)           (2,955)                -           (21,271)                -
                                               -----------       -----------       -----------       -----------       -----------

            Net Cash Used in
               Investing Activities                (79,663)           (2,955)                -           (21,271)                -
                                               -----------       -----------       -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Collection of note receivable                  120,270                 -                 -                 -                 -
    Issuance of notes payable                    1,704,773            99,000                 -           516,480                 -
    Payment of long-term debt                     (138,588)                -                 -          (119,731)                -
    Loans to affiliates                            (45,967)          (45,967)                -           (45,967)                -
    Proceeds from issuance of common stock         679,275                 -                 -                 -
                                               -----------       -----------       -----------       -----------       -----------

            Net Cash Provided by
               Financing Activities              2,319,763            53,033                 -           350,782                 -
                                               -----------       -----------       -----------       -----------       -----------

NET INCREASE IN CASH                               265,630          (289,690)                -          (383,798)                -

CASH, BEGINNING OF PERIOD                           12,552           490,470                 -           661,980                 -
                                               -----------       -----------       -----------       -----------       -----------

CASH, END OF PERIOD                            $   278,182       $   200,780               $ -       $   278,182               $ -
                                               ===========       ===========       ===========       ===========       ===========


          See accompanying notes to consolidated financial statements.

           CHECKPOINT GENETICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (Development Stage Companies)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2001



NOTE 1 - ORGANIZATION AND BASIS OF CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying consolidated statements include the accounts of Checkpoint Genetics Pharmaceuticals, Inc. (the Company), and its Subsidiaries, Checkpoint Genetics Group, Inc. (CGGI), and Checkpoint Genetics, Inc. (CGI). All significant intercompany transactions have been eliminated in consolidation.

        The Company was organized on August 9, 1989 as Labco Pharmaceuticals Corporation under the laws of the state of Delaware. Pursuant to a Stock Exchange Agreement dated April 22, 1996, Labco Pharmaceuticals Corp. shareholders exchanged all of their outstanding shares of stock for 230,000 post split shares of stock of Parkside Industries, Inc., a publicly held Nevada Corporation. Parkside Industries, Inc. changed its name to Labco Pharmaceuticals Corp.

        Effective August 23, 2000, a certificate of amendment of its articles of incorporation was filed to change the Company name from Labco Pharmaceuticals Corporation to Checkpoint Genetics Pharmaceuticals, Inc.
        (CGPI). Effective August 28, 2000, CGPI issued 30,000,000 shares of common stock to the shareholders of Checkpoint Genetics Group, Inc.
        (CGGI), a Nevada Corporation, in exchange for their 100% interests in CGGI consisting of 15,000,000 common shares. The consolidated financial statements incorporate the results of operations and assets and liabilities of CGPI and its Subsidiaries. CGGI is a wholly owned subsidiary of CGPI.

        CGI, a Pennsylvania corporation, was organized on October 10, 1995. On July 17, 2000, CGGI signed a stock investment agreement with CGI and acquired approximately 58% of the CGI's issued and outstanding shares. CGI is a development stage company and is engaged in the development of new drugs, primarily antioxidant prescription pharmaceuticals and nutritional supplements. The Company technology is based upon a pending U.S. and worldwide patent portfolio filed on February 9, 1999.

        The Company and its Subsidiaries are development stage companies as defined in Statement of Financial Accounting Standards No. 7, "Accounting for Development Stage Enterprises". Development stage activities include, but are not limited to efforts in raising capital, recruiting and establishing co-marketing relationship with pharmaceutical companies and developing markets.

           CHECKPOINT GENETICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (Development Stage Companies)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2001



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Consolidation Policy

                The consolidated financial statements include the accounts of the Company and all of its wholly owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the equity method when the Company owns at least 20% but no more than 50% of such affiliates. Under the equity method, the Company records its proportionate shares of profits and losses based on its percentage interest in earnings of companies 50% or less.


        Method of Accounting

                The Company and Subsidiaries prepare financial statements on the accrual method of accounting, recognizing income when earned and expenses when incurred.


        Use of Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Management makes these estimated using the best information available at the time the estimates are made; however actual results could differ materially from these estimates.


        Cash and Cash Equivalents

                For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.


        Inventory

                Inventories are stated at the lower of cost or market value. Cost is determined by the first in, first out method and market represents the lower of replacement cost or estimated net realizable value. Physical inventories are conducted once a year and perpetual records are adjusted accordingly.

           CHECKPOINT GENETICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (Development Stage Companies)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2001



        Income taxes

                Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes that enactment date.


        Earnings per share

                Basic earnings per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants, and convertible securities, unless the effect is to reduce a loss or increase earnings per share.


        Reporting on Costs of Start-Up Activities

                Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities" provides guidance on the financial reporting of start-up costs to be expended as incurred. With the adoption of SOP 98-5, there has been little or no effect on the company's financial statements.


        Pension and other post retirement benefits

                The Company adopted Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pensions and Other Post Retirement Benefits" on January 1, 1998. SFAS 132 requires comparative information for earlier years to be restated. The Company's results of operations and financial position were not affected by implementation of SFAS 132.

           CHECKPOINT GENETICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (Development Stage Companies)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2001


        Derivative Instruments and Hedging Activities

                Statement of Financial Accounting Standards Board No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS 133 also addresses the accounting for certain hedging activities. The Company currently does not have any derivative instrument nor is it engaged in hedging activities. Thus, the company does not believe implementation of SFAS 133 will have a material impact on its financial statement presentation or disclosures.


NOTE 3 - PROPERTY AND EQUIPMENT, NET


        Property and equipment consists of the following at June 30, 2001:


                                     CGI           CGPI           TOTAL
                                  --------       --------       --------
Equipment                         $ 44,015       $ 10,260       $ 54,275
Furniture and fixtures              18,239          9,881         28,120
                                  --------       --------       --------
Total property and equipment        62,254         20,141         82,395
Accumulated depreciation           (14,620)        (1,938)       (16,558)
                                  --------       --------       --------
Property and equipment, net       $ 47,634       $ 18,203       $ 65,837
                                  ========       ========       ========


        Depreciation and amortization expense for the 3 months ended June 30, 2001 amounted to $9,282. and $449, respectively.


NOTE 4 - OTHER RECEIVABLES

        Other receivables consist of advances to affiliates amounting to $45,967

           CHECKPOINT GENETICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (Development Stage Companies)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2001



NOTE 5 - CURRENT LIABILITIES

        The breakdown of various liabilities attributed to the parent company, CGPI and its subsidiaries are as follows:


                                CGPI          CGGI          CGI           Total
                              --------      --------      --------      --------
Accounts payable              $ 78,887      $  2,890      $ 81,088      $162,865
Accrued expenses               105,242             -         3,110       108,352
Taxes payable                   75,246             -         3,042        78,288
Notes payable                  134,974             -             -       134,974
Accrued interest payable        58,465             -             -        58,465
Convertible debentures          76,062             -             -        76,062
                              --------      --------      --------      --------
Total                         $528,876      $  2,890      $ 87,240      $619,006
                              ========      ========      ========      ========


        The liabilities of CGPI (formerly LABCO) include liabilities of LABCO that have been long outstanding since 1993. Liabilities attributed to LABCO that are included in the above are:

        (a) Accounts Payable

The Company's $78,887 accounts payable as of June 30, 2001 have been outstanding since June 30, 1999. No creditors have asserted and pursued collection.

        (b) Accrued Expenses

   Accrued expenses of $50,242 as of June 30, 2001 are liabilities for unpaid salaries amounting to $11,916 and consulting fees amounting to $38,326 which remain unpaid since June 30, 1999. The Company has not received any demand for payment of such liabilities.

        (c) INCOME AND PAYROLL TAXES PAYABLE

                The Company did not timely pay payroll taxes for quarter periods in 1991, 1994, 1995, and 1997. Payroll taxes payable and associated penalties as of June 30, 2001 amount to $55,192. Notices for succeeding years have not been received. Estimated accrued California Franchise Tax amount to $5,601. As of report date, management is in the process of verifying actual prior years' tax liabilities and filings of tax returns.

           CHECKPOINT GENETICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (Development Stage Companies)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2001



        (d) Convertible debentures and interest payable

                The Company has borrowed money from nine individuals that are referred to as convertible debentures. These debentures were issued between September 2, 1992 and February 23, 1993. The debentures carry an annual interest rate of 10% and may be converted to shares of the Company's common stock at $325 per share (post split retroactively restated). The investor has the option to redeem his investment and the accrued interest thereon upon sixty days written notice after December 31, 1993. As of report date, total convertible debentures amount to $76,062 and no conversions to equity have been processed. Total accrued interest related to debenture bonds amount to $58,465, at June 30, 2001.

        (e) Notes payable

                The Company has demand notes in the aggregate of $134,974 from four individuals that are currently due. None of the notes carry any interest. These notes have been outstanding since 1996 and no creditors have asserted and pursued collection.


NOTE 6 - CONCENTRATION OF RISKS

        Financial instruments that potentially subject the Company to risk consists of cash and cash equivalent accounts in financial institutions, which from time to time exceed the $100,000 federally insured limit. Its Subsidiary, CGI has cash and cash equivalent amounting to approximately $191,070 that exceeded the federally insured limit. The Company believes it is not exposed to any significant risk as deposits are maintained with reputable and stable financial institutions.


NOTE 7 - DUE TO INVESTORS

        Investors owning over 5% equity of CGPI have advanced funds to the Company for its development operations. Notes payable, related to these advances amount to $323,237 at June 30, 2001. The notes are payable on demand and non-interest bearing.


NOTE 8 - MINORITY INTEREST

        CGPI owns 58% of its subsidiary, CGI. Minority interest in CGI is 42% consisting of 2,700,000 Class B, common shares at par value of $.0001. Minority interest at June 30, 2001 consists of:

           CHECKPOINT GENETICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (Development Stage Companies)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2001


Common stock             $     270
Paid-in capital             50,000
Accumulated deficit       (587,258)
                         ---------
                         $(536,988)
                         =========


        The accumulated deficit of $587,258 includes $246,703 carryover of deficit when CGI was an S-corporation and prior to its acquisition by the Company.

NOTE 9 - STOCKHOLDERS' EQUITY

        The Company has 140,000,000 authorized shares of common stock at $0.001 par value. As of January 1, 2000 there were 1,036,695 shares of common stock issued and outstanding. Subsequent changes to the capital structure is as follows:

        (a) On January 13, 2000, 9,750,000 shares of common stock were issued for services of $250,000.

        (b) A reverse stock split of 1 for 10 was effected and the shares were retroactively stated on August 15, 2000 including fractional adjustment of 32 shares. There were 539,367 shares of common stock after the stock split.

        (c) Pursuant to stock purchase agreement on August 24, 2000, 4,000,000 shares were issued to Ridgeway Commercial Ventures in exchange for notes receivable of $750,000.

        (d) On August 28, 2000, pursuant to a stock exchange agreement, CGPI exchanged 30,000,000 shares of its common stock for 15,000,000 shares held by the shareholders of Checkpoint Genetics Group, Inc. (CGGI), representing 100% of the issued and outstanding common stock of CGGI.

        (e) On September 25, 2000, the Company issued 60,000 shares of its common stock for legal services amounting to $60.

        (f) On November 10, 2000, the Company entered into a stock purchase agreement with Ridgeway Commercial Ventures, Limited (Ridgeway), a foreign corporation, whereby 5,000,000 shares of the Company's common stock were issued in exchange for cancellation of indebtedness amounting to $0.10 per share, or $500,000.

        (g) Pursuant to a Board resolution dated February 20, 2001, all stockholders of record at March 5, 2001 were granted one (1) additional share for each one (1) share held. As a result of the stock dividend, total issued and outstanding shares at June 30, 2001 is 79,198,734 common shares.

           CHECKPOINT GENETICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (Development Stage Companies)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2001



        The total issued and outstanding common shares consist of 8,056,558 free trading shares and 71,142,176 restricted shares.


NOTE 10 - LEASE COMMITMENTS

        The Company and its Subsidiaries lease their facilities under a month-to-month lease and operating leases that expire September 30, 2003. Rent expense for the six months ended June 30, 2001 amounted to $29,543. Future minimum lease commitments under the operating leases for each of the next three years are as follows:


Year        CGI          CGPI        Total
----      -------      -------      -------
2001      $19,941      $ 9,101      $29,042
2002       41,055       18,202       59,257
2003       31,671       13,651       45,322


NOTE 11 - INCOME TAXES

        The Company has adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years.

        The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. From inception of the Company thru June 30, 2001, accumulated net operating loss is approximately $3,251,666. Due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate, as follows:


Current tax asset value of net operating loss carry
   forwards at current prevailing Federal Tax rate       $ 1,268,104
Valuation allowance                                       (1,268,104)
                                                         -----------
Net tax asset                                                    $ -
                                                         ===========
Current income tax expense                                       $ -
                                                         ===========
Deferred income tax benefit                                      $ -
                                                         ===========

           CHECKPOINT GENETICS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (Development Stage Companies)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2001



NOTE 12 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

        There were no payments for interest and income taxes for the three months then ended.


NOTE 13 - GOING CONCERN

        The financial statements of the Company and its Subsidiaries are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company and its Subsidiaries do not have established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Current sources of funds for operating costs of the Company and its Subsidiaries are periodic funding of and advances from its investors. Funding from investors, however, have been set for a specified period, and after such period expires, the Company's only source of fund if it continues to have no source of revenues, would be advances from its investors.


NOTE 14 - SUBSEQUENT EVENTS

        The Company amended its articles of incorporation changing its name from Checkpoint Genetics Pharmaceuticals, Inc. to Internatural
        Pharmaceuticals, Inc. effective July 13, 2001 and the Company's common stock will reverse split on a 1-for-10 basis.

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

               All statements, trend analysis and other information contained in this Report relative to markets for the Company's products and trends in revenues, gross margin and anticipated expense levels, as well as other statements including words such as "believe," "anticipate," "expect," "estimate," "plan" and "intend" and other similar expressions, constitute forward-looking statements. Those forward-looking statements are subject to business and economic risks, and the Company's actual results of operations may differ from those contained in the forward-looking statements. The following discussion of the financial condition and results of operations of the Company should also be read in conjunction with the Financial Statements and Notes related thereto included elsewhere in this Report.

               (1) Results of Operations


                      The six months ended June 30, 2001 did not generate any significant revenues for Checkpoint Genetics Pharmaceuticals, Inc. (the "Company" or "Registrant"). In addition, the Company incurred general, administrative and development expenses in the amount of $284,734 for the six months ended June 30, 2001. A significant portion of this amount supported Checkpoint Genetics, Inc., a development stage company engaged in developing antioxidant prescription pharmaceuticals and nutritional supplements. Checkpoint Genetics, Inc. has no significant revenues or earnings from operations.

                      Net loss per share was at $0.03 for the six months ended June 30, 2001.


               (2) Liquidity

                      As of June 30, 2001, the Company had negative working capital. Investors owning more than five percent equity of the Company advanced funds to the Company for its development operations in the amount of $323,237. The Company plans to raise additional capital through a private placement.


Item III. Qualitative and Quantitative Disclosures About Market Risk.

               The Company has neither considered or conducted any research concerning qualitative and quantitative market risk.


                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings

               None

Item 2 - Changes in the Rights of the Company's Security Holders

               None

Item 3 - Defaults by the Company on its Senior Securities

               None

Item 4 - Submission of Matter to Vote of Security Holders

               None

Item 5 - Other Information

               (a) Board Meetings.

               The board of directors has not established any audit committee. In addition, the Company does not have any other compensation or executive or similar committees. The Company will not, in all likelihood, establish any audit committee until such time as the Company completes a business combination, of which there can be no assurance. The Company recognizes that an audit committee, when established, will play a critical role in the financial reporting system of the Company by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as the Company establishes an audit committee, its additional disclosures with the Company's auditors and management may promote investor confidence in the integrity of the financial reporting process.

               (b) Committees.

               Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented, and
(iii) received from the auditors disclosures regarding the auditors' Independents Standards Board Standard No. 1, as may be modified or supplemented.

               The board of directors of the Company, consistent with its intent to enhance the reliability and credibility of its financial statements, has submitted the financial statements included in this Form 10-QSB to its independent auditors prior to the filing of this report for review.

               (c) Other Events.

                      On June 28, 2001, the Board of Directors of the adopted the following resolutions: (1) effective as of the opening of business on July 13, 2001, the Company will change its name to InterNatural Pharmaceuticals, Inc.; and, (2) effective as of the opening of business on July 13, 2001, the Company's Common Stock will reverse split on a 1-for-10 basis, the par value will remain $.001 per share.


Item 6 - Exhibits and Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter for which the report is filed.

                                    SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 28, 2001         CHECKPOINT GENETICS PHARMACEUTICALS, INC.


                                  By:    /s/ Lucille Abad
                                         -------------------------
                                         Lucille Abad
                                         President