Form 10QSB
period 2001-09-30
INTERNATURAL PHARMACEUTICALS INC
filed 2001-11-21
CIK 1125440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION FROM TO .

COMMISSION FILE NUMBER 0-29369

INTERNATURAL PHARMACEUTICALS, INC.

(Name of Small Business Issuer in its charter)

Nevada	52-2265135

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4201 Wilshire Boulevard, Suite 525 Los Angeles, California	90010

(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (323) 954-9808

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of September 30, 2001, there were outstanding 9,420,247 shares of the Registrant’s Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format: Yes [   ] No [X]

PART I

FINANCIAL INFORMATION

Item I. Financial Statements

INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

PAGE (S)

INDEPENDENT ACCOUNTANTS’ REPORT	1
CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets	2
Statements of Operations	3
Statement of Changes in Stockholders’ Equity	4-10
Statements of Cash Flows	11
Notes to Financial Statements	12 -21
SUPPLEMENTARY INFORMATION
Schedule of General, Administrative and Development Expenses	22

[JOSEFINA C. DE LA CRUZ, C.P.A. LETTERHEAD]

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors
Internatural Pharmaceuticals, Inc. and Subsidiary
Los Angeles, CA

We have reviewed the accompanying balance sheet of InterNatural Pharmaceuticals, Inc., (formerly Checkpoint Genetics Pharmaceuticals, Inc.) and Subsidiary (Development Stage Companies), as of September 30, 2001 and the related statements of operations, changes in stockholders’ equity and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of InterNatural Pharmaceuticals, Inc.

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

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The information included in the accompanying schedules of general, administrative, and development expenses is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made to it.

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

Josefina C. de la Cruz, CPA
A Professional Corporation
Santa Ana, California

November 12, 2001

INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$4,938	$212,004
Due from affiliates (Note 4)	55,967	—

Total Current Assets	60,905	212,004

INVESTMENTS
Investment in other company (Note 8)	987,689	740,055
PROPERTY AND EQUIPMENT, net (Note 3)	17,336	12,801
OTHER ASSETS
Deposits	—	1,516

Total other assets	—	1,516

TOTAL ASSETS	$1,065,930	$966,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES (Notes 5 & 14)
Accounts payable and accrued liabilities	$145,320	$156,019
Interest payable	58,465	58,465
Payroll taxes payable	69,645	55,192
Income taxes payable	5,601	5,601
Convertible debentures	76,062	76,062
Other notes payable	134,974	134,974
Due to investors (Note 7)	133,857	—

Total current liabilities	623,924	486,313

TOTAL LIABILITIES	623,924	486,313

STOCKHOLDERS’ EQUITY (Note 9)
Common Stock, $0.001 par value per share; 140,000,000 shares authorized; 9,420,247 shares issued and outstanding	9,420	39,599
Paid-in Capital	3,646,046	3,292,630
Accumulated deficit	(3,213,460)	(2,658,923)
Subscription receivable	—	(193,243)

Total Stockholders’ Equity	442,006	480,063

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,065,930	$966,376

See accompanying notes and independent accountants’ report.

INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative	THREE MONTHS ENDED		NINE MONTHS ENDED
	From 8/09/89	SEPTEMBER 30,		SEPTEMBER 30,
	(Date of Inception)
	to 9/30/2001	2001	2000	2001	2000

Revenue
Sales	$301,837	$—	$—	$—	$—
Cost of sales	94,498	—	—	—	—

Gross Profit	207,339	—	—	—	—

Operating Expenses
General, administrative and development expenses	3,750,734	101,741	304,314	309,695	304,314
Depreciation and amortization	18,176	867	—	2,476	—

Total Operating Expenses	3,768,910	102,608	304,314	312,171	304,314

Net Loss from operations	(3,561,571)	(102,608)	(304,314)	(312,171)	(304,314)
Other Income (Expense)
Debt forgiveness	(650,422)	—	—	—	—
Loss on investments	302,311	—	22,801	242,366	22,801

Total other income (expense)	(348,111)	—	22,801	242,366	22,801

Net loss	(3,213,460)	(102,608)	(327,115)	(554,537)	(327,115)

Basis earnings per share
Net loss per share		$(0.01)	$(0.09)	$(0.07)	$(0.09)

Weighted average shares outstanding		7,953,215	3,453,935	7,953,215	3,453,935

See accompanying notes and independent accountants’ report.

INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FROM AUGUST 9, 1989 (INCEPTION) TO SEPTEMBER 30, 2001
(Unaudited)

				Accumulated
				Deficit	Total
	Common Stock		Additional	During the	Shareholders'
			Paid In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, August 9, 1989
Retroactively Restated	250	$—	$3,600		$3,600
Common Stock Issued for Cash at $0.88 Per Share Retroactively Restated	1,050	1	92,536		92,537
Common Stock Issued for Services at $100.00 Per Share Retroactively Restated	250	1	24,999		25,000
Net Loss for the Year Ended December 31, 1990				(61,719)	(61,719)

Balance, December 31, 1990
Retroactively Restated	1,550	2	121,135	(61,719)	59,418
Common Stock Issued for Cash at $100.00 Per Share Retroactively Restated	100	—	10,000		10,000
Common Stock Issued for 1,500,000 Shares of Common Stock of Berten, USA, Inc., Retroactively Restated at $0.10 Per Share	750	1	74		75
Net Loss for the Year Ended December 31, 1991		—	—	(175,459)	(175,459)

Balance, December 31, 1991	2,400	3	131,209	(237,178)	(105,966)

See accompanying notes and independent accountants’ report.

INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
From August 9, 1989 (Inception) to September 30, 2001
(Unaudited)

				Accumulated
				Deficit	Total
	Common Stock		Additional	During the	Shareholders'
			Paid In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, December 31, 1991
Retroactively Restated	2,400	3	131,209	(237,178)	(105,966)
Common Stock Issued for Payment on Debt & Related
Accrued Interest at $100.00 Per Share Retroactively Restated	750	1	74,999		75,000
Common Stock Issued for Services at $150.00 Per Share
Retroactively Restated	433	—	65,000		65,000
Common Stock Issued for
Exercise of Stock Option at $10.00 Per Share
Retroactively Restated	75	—	750		750
Common Stock Issued for Cash at $325.00 Per Share
Retroactively Restated	248	—	80,438		80,438
Net Loss for the Year Ended December 31, 1992				(123,685)	(123,685)

Balance, December 31, 1992
Retroactively Restated	3,906	4	352,396	(360,863)	(8,463)
Common Stock Issued for Cash at $325.00 Per Share
Retroactively Restated	30	—	9,750		9,750
Common Stock Issued for Cash from $205.00 Per Share
Retroactively Restated	200	—	41,000		41,000
Net Loss for the Year Ended December 31, 1993				(434,083)	(434,083)

Balance, December 31, 1993	4,136	4	403,146	(794,946)	(391,796)

See accompanying notes and independent accountants’ report.

INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FROM AUGUST 9, 1989 (INCEPTION) TO SEPTEMBER 30, 2001
(Unaudited)

				Accumulated
				Deficit	Total
	Common Stock		Additional	During the	Shareholders'
			Paid In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, December 31, 1993
Retroactively Restated	4,136	4	403,146	(794,946)	(391,796)
Net Loss for the Year Ended December 31, 1994				(139,261)	(139,261)

Balance, December 31, 1994
Retroactively Restated	4,136	4	403,146	(934,207)	(531,057)
Net Loss for the Year Ended December 31, 1995				(158,853)	(158,853)

Balance, December 31, 1995
Retroactively Restated	4,136	4	403,146	(1,093,060)	(689,910)
Common Stock Issued for Cash at $375.00 Per Share Retroactively Restated	80	—	30,000	—	30,000
Common Stock Issued for Payment of Debt at $250.00 Per Share Retroactively Restated	80	—	20,000	—	20,000
Common Stock Issued for Note Receivable at $25.00 Per Share Retroactively Restated	7,117	7	177,910	—	177,917
Common Stock Issued for Payment of Debt at $274.00 Per Share Retroactively Restated	403		110,187		110,187

See accompanying notes and independent accountants’ report.

INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FROM AUGUST 9, 1989 (INCEPTION) TO SEPTEMBER 30, 2001
(Unaudited)

				Accumulated
				(Deficit)	Total
	Common Stock		Additional	During the	Shareholders'
			Paid In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Common Stock Issued in Reverse Takeover Reorganization with Parkside Industries, at Par Value Retroactively Restated	216,083	216	(216)		—
Shares Issued for Service at $0.10 Per Share Retroactively Restated	3,500	4	346		350
Shares Issued for Cash at $10.00 Retroactively Restated	35,000	35	349,965		350,000
Share Adjustment Retroactively Restated	(1)
Net Profit for the Year Ended December 31, 1996				81,304	81,304

Balance, December 31, 1996
Retroactively Restated	266,398	266	1,091,338	(1,011,756)	79,848
Shares Issued for Convertible Debenture Notes Payable Retroactively Restated	127	—	3,506		3,506
Net Loss for Year Ended December 31, 1997				(398,343)	(398,343)

Balance, December 31, 1997	266,525	266	1,094,844	(1,410,099)	(314,989)
Shares Issued for Convertible Debenture Note Payable at $27.60 Per Share Retroactively Restated	254	—	7,259		7,259

See accompanying notes and independent accountants’ report.

INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FROM AUGUST 9, 1989 (INCEPTION) TO SEPTEMBER 30, 2001
(Unaudited)

				Accumulated
				(Deficit)	Total
	Common Stock		Additional	During the	Stockholders'
			Paid In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Share Adjustment (1 for 100 Reverse) Retroactively Restated	13	1	(1)		—
Shares Issued for Cash at $0.066 Per Share	300,000	300	19,500		19,800
Shares Issued for Services at $0.07 Per Share	5,000,000	5,000	345,000		350,000
Shares Issued for Services at $0.07 Per Share	4,500,000	4,500	310,500		315,000
Share Adjustment	153	2	(2)		—
Net Loss for the Year Ended December 31, 1998				(807,330)	(807,330)

Balance, December 31, 1998	10,066,945	10,069	1,777,100	(2,217,429)	(430,260)
Shares Issued for Cash at $0.10 Per Share	300,000	300	29,700		30,000

	10,366,945	10,369	1,806,800	(2,217,429)	(400,260)
Common Stock Reverse Stock Split Retroactively Restated on October 10, 1999 (10 to 1 reverse stock split)	1,036,695	10,369	—	—	—
Net Loss for the Year Ended December 31, 1999				(30,681)	(30,681)

Balance, December 31, 1999	1,036,695	10,369	1,806,800	(2,248,110)	(430,941)

See accompanying notes and independent accountants’ report.

INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FROM AUGUST 9, 1989 (INCEPTION) TO SEPTEMBER 30, 2001
(Unaudited)

				Accumulated
				Deficit	Total
	Common Stock		Additional	During the	Stockholders'
			Paid In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balances, December 31, 1999	1,036,695	$10,369	$1,806,800	$(2,248,110)	$(430,941)
Issuance of 9,750,000 shares of common stock for services on January 13, 2000	9,750,000	9,750	240,250	—	250,000
Share adjustment to reflect reverse stock split 1:20 on August 15, 2000	(10,247,360)	(19,580)	19,580	—	—

Subtotal after stock split	539,335	539	2,066,630	(2,248,110)	(180,941)
Fractional shares adjustment	32	—	—	—	—
Issuance of 4,000,000 shares of common stock for $750,000 note per August 24, 2000 purchase agreement	4,000,000	4,000	746,000	—	750,000
Issuance of 30,000,000 shares of common stock in exchange for 15,000,000 shares of common stock of subsidiary on August 28, 2000	30,000,000	30,000	(15,000)	—	15,000
Issuance of 60,000 shares of common stock in exchange for services on September 25, 2000	60,000	60	—	—	60
Issuance of 5,000,000 shares of common stock in exchange for $500,000 indebtedness on November 10, 2000	5,000,000	5,000	495,000	—	500,000
Net Loss for year ended December 31, 2000	—	—	—	(410,813)	(410,813)

	39,599,367	39,599	3,292,630	(2,658,923)	673,306

See accompanying notes and independent accountants’ report.

INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
Consolidated Statement of Changes in Stockholders’ Equity (DEFICIT)
FROM AUGUST 9, 1989 (INCEPTION) TO SEPTEMBER 30, 2001
(Unaudited)

	Common Stock		Additional Paid in	Accumulated Deficit During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balances, December 31, 2000	39,599,367	$39,599	$3,292,630	$(2,658,923)	$673,306
Issuance of 39,599,367 shares of common stock to reflect a 100% stock dividend on March 13, 2001	39,599,367	39,599	(39,599)	—	—
Share adjustment to reflect reverse stock split of 1:10 on July 13, 2001	(71,278,861)	(71,278)	71,278
Share adjustment for fractional shares upon reverse stock split on July 13, 2001	374
Issuance of 1,500,000 shares of common stock for cancellation of debt on September 25, 2001	1,500,000	1,500	321,737		323,237
Net loss for the nine months ended September 30, 2001				(554,537)	(554,537)

Balances, September 30, 2001	9,420,247	$9,420	$3,646,046	$(3,213,460)	$442,006

SEE ACCOMPANYING NOTES AND INDEPENDENT ACCOUNTANTS’ REPORT.

INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
(Development Stage Companies)

Consolidated Statements of Cash Flows
(UNAUDITED)

	Cumulative
	From 8/9/1989	NINE MONTHS ENDED
	(Date of	SEPTEMBER 30,
	Inception) to
	9/30/2001	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,213,460)	$(554,537)	$(327,115)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	18,776	2,476	—
Non-cash expense	1,320,666		—
Bad debts expense	203,154		—
Failed offering costs	117,990		—
Research and development written off	268,506		—
Forgiveness of debt	(650,422)		—
Loss on investments	302,311	242,366	22,801
Decrease (increase) in:
Prepaid expenses	—	1,516	—
Increase (decrease) in:
Accounts payable	145,320	1,000	5,517
Accrued expenses	58,465	10,290	26,703
Taxes payable	75,246	9,564	20,851

Net Cash Used in Operating Activities	(1,353,448)	(287,325)	(251,243)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in other Company (Note 8)	(1,290,000)	(490,000)	(440,000)
Purchase of property and equipment	(36,112)	(7,011)	—

Net Cash Used in Investing Activities	(1,326,112)	(497,011)	(440,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debenture bonds	76,062
Proceeds from notes payable	1,866,271	490,000	440,000
Loans from affiliates	77,890	87,270	265,514
Proceeds from issuance of common stock	664,275	—	—

Net Cash Provided by Financing Activities	2,684,498	577,270	705,514

NET INCREASE IN CASH	4,938	(207,066)	14,271
CASH, BEGINNING OF PERIOD	—	212,004	—

CASH, END OF PERIOD	$4,938	$4,938	$14,271

SEE ACCOMPANYING NOTES AND INDEPENDENT ACCOUNTANTS’ REPORT.

INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

NOTE 1 — ORGANIZATION AND BASIS OF CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated statements include the accounts of InterNatural Pharmaceuticals, Inc. (INAT), formerly known as Checkpoint Genetics Pharmaceuticals, Inc., and its Subsidiary, Checkpoint Genetics Group, Inc. (CGGI), collectively called as the “Company.” All significant transactions have been eliminated in consolidation.

The Company was organized on August 9, 1989 as Labco Pharmaceuticals Corporation under the laws of the State of Delaware. Pursuant to a Stock Exchange Agreement dated April 2, 1996, Labco Pharmaceuticals Inc. shareholders exchanged all their outstanding shares of stock for 216,083 post split shares of stock of Parkside Industries, Inc., a publicly held Nevada Corporation. Parkside Industries, Inc. changed its name to Labco Pharmaceuticals Corp.

Effective August 23, 2000, a certificate of amendment of its articles of incorporation was filed to change the Company name from Labco Pharmaceuticals Corporation to Checkpoint Genetics Pharmaceuticals, Inc., now called Internatural Pharmaceuticals, Inc. (INAT). Effective August 28, 2000, CGPI issued 30,000,000 shares of common stock to the shareholders of Checkpoint Genetics Group, Inc. (CGGI), a Nevada Corporation, in exchange for their 100% interests in CGGI consisting of 15,000,000 common shares. The consolidated financial statements incorporate the results of operations and assets and liabilities of INAT and its 100% owned subsidiary,CGGI.

The Company and its Subsidiary are development stage companies as defined in Statement of Financial Accounting Standards No. 7, “Accounting for Development Stage Enterprises”. Development stage activities include, but are not limited to efforts in raising capital, recruiting and establishing co-marketing relationship with pharmaceutical companies and developing markets.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The Company has adopted the provisions of Accounting Research Bulletin No. 51 (ARB 51), “Consolidated Financial Statements’” as amended by Statement of Financial Accounting Standard No. 94 (SFAS 94), “Consolidation of All Majority-Owned Subsidiary” for its consolidation guidelines whereby a parent company that has controlling financial interest represented by direct or indirect ownership of more than 50% voting interest be consolidated, except those in which (a) control of the subsidiary is temporary or (b) significant doubt exists regarding the parent’s ability to control the subsidiary.

INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the equity method when the Company owns at least 20% but no more than 50% of such affiliates. Under the equity method, the Company records its proportionate shares of profits and losses based on its percentage interest in earnings of companies 50% or less.

Method of Accounting

The Company and Subsidiary prepare financial statements on the accrual method of accounting, recognizing income when earned and expenses when incurred.

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

INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

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

Reporting on Costs of Start-Up Activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities” provides guidance on the financial reporting of start-up costs to be expended as incurred. With the adoption of SOP 98-5, there has been little or no effect on the company’s financial statements.

Pension and other post retirement benefits

The Company adopted Statement of Financial Accounting Standards No. 132 (SFAS 132), “Employers’ Disclosures about Pensions and Other Post Retirement Benefits” on January 1, 1998. SFAS 132 requires comparative information for earlier years to be restated. The Company’s results of operations and financial position were not affected by implementation of SFAS 132.

INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards Board No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS 133 also addresses the accounting for certain hedging activities. The Company currently does not have any derivative instrument nor is it engaged in hedging activities. Thus, the company does not believe implementation of SFAS 133 will have a material impact on its financial statement presentation or disclosures.

NOTE 3 — PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at September 30, 2001

INAT

Equipment	$10,260
Furniture and fixtures	9,881

Total property and equipment	20,141
Accumulated depreciation	(2,805)

Property and equipment, net	$17,336

Depreciation expense for the nine months ended September 30 amounted to $867.

NOTE 4 — DUE FROM AFFILIATES

This consists of advances to affiliates amounting to $55,967.

INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

NOTE 5 — CURRENT LIABILITIES

The breakdown of various liabilities attributed to the parent company, INAT and its Subsidiary are as follows: (Also see Note 14)

	INAT	CGGI	Total

Accounts payable	$78,887	$2,891	$81,778
Accrued expenses	63,542	—	63,542
Taxes payable	75,246	—	75,246
Notes payable	134,974	—	134,974
Accrued interest payable	58,465	—	58,465
Convertible debentures	76,062	—	76,062

The liabilities of INAT (formerly CGPI and LABCO Corp.) include liabilities of LABCO Corp. that have been long outstanding since 1993. Such liabilities that are included in the above are as follows:

(a)  Accounts Payable

The Company’s $78,887 accounts payable as of September 30, 2001 have been outstanding since June 30, 1999. No creditors have asserted and pursued collection.

(b)  Accrued Expenses

Accrued expenses of $63,542 as of September 30, 2001 include liabilities for unpaid salaries amounting to $11,916 and consulting fees amounting to $38,326, which remained unpaid since June 30, 1999. The Company has not received any demand for payment of such liabilities.

(c)  Income and payroll taxes payable

Payroll taxes are for quarter periods 1991, 1994, 1995, and 1997 of LABCO Corp. Payroll taxes payable and penalties associated to these prior years amount to $55,192 as of September 30, 2001. As of report date, management is aggressively confirming actual prior years’ tax liabilities from the taxing authorities both for payroll and income taxes.

INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

(d) Convertible debentures and interest payable

In 1992 and 1993, the Company ( formerly Labco Corp.) borrowed money from nine individuals that are referred to as convertible debentures. These debentures were issued between September 2, 1992 and February 23, 1993. The debentures carry an annual interest rate of 10% and may be converted to shares of the Company’s common stock at $325 per share (post split retroactively restated). The investor has the option to redeem his investment and the accrued interest thereon upon sixty days written notice after December 31, 1993. As of report date, total convertible debentures amount to $76,062 and no conversions to equity have been processed. Total accrued interest related to debenture bonds amount to $58,465, at September 30, 2001.

(e) Notes payable

The Company (formerly LABCO Corp.) has demand notes in the aggregate of $134,974 from four individuals that are currently due. None of the notes carry any interest. These notes have been outstanding since 1996 and no creditors have asserted and pursued collection.

NOTE 6 — CONCENTRATION OF RISKS

Financial instruments that potentially subject the Company to risk consists of cash and cash equivalent accounts in financial institutions, which from time to time exceed the $100,000 federally insured limit. The Company believes it is not exposed to any significant risk as deposits are maintained with reputable and stable financial institutions.

NOTE 7 — DUE TO INVESTORS

Investors owning over 5% equity of INAT have advanced funds to the Company for its development operations. Notes payable, related to these advances amount to $133,857 at September 30, 2001. The notes are payable on demand and non-interest bearing.

NOTE 8 — INVESTMENT IN OTHER COMPANY

From July 17, 2000 thru June 30, 2001, Checkpoint Genetics, Inc. (CGI), a development stage company incorporated and based in Pennsylvania was a majority-owned subsidiary of Checkpoint Genetics Group, Inc. A stock investment agreement with conditional promissory note was signed on July 17, 2000 between Checkpoint Genetics Group, Inc. (100% subsidiary of INAT) and CGI, whereby the latter agreed to sell 371,250 shares of its common shares for a total consideration of $3,500,000 consisting of $320,000 cash and $3,180,000 non-interest bearing note. The non-interest bearing note was payable in installments of $150,000 until June 1, 2002. As a result of the aforementioned stock purchase agreement up until June 30, 2001, CGGI owned approximately

INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

55% of the outstanding shares of CGI. At June 30, 2001, total payments related to this stock purchase agreement is $1,290,000.

Effective July 1, 2001, the stock purchase agreement was restructured and the stock ownership of CGGI was reduced from 55% to 33.63% based on the total cash payments of $1,290,000.

Pursuant to Statement of Financial Accounting Standards No. 94 (SFAS94), the investment account of CGGI in Checkpoint Genetics, Inc. is presented as an unconsolidated affiliate under the equity method. At September 30, 2001, the balance of the investment in CGI is as follows:

Total cash invested	$1,290,000
Loss allocated from July 1, 2000 to September 30, 2001	(302,311)

Balance, September 30, 2001	$987,689

NOTE 9 — STOCKHOLDERS’ EQUITY

The Company has 140,000,000 authorized shares of common stock at $0.001 par value. The history and subsequent changes to the company’s capital structure are as follows:

(a)	On January 13, 2000, 9,750,000 shares of common stock were issued for services of $250,000.

(b)	A reverse stock split of 1 for 10 was effected and the shares were retroactively stated on August15, 2000 including fractional adjustment of 32 shares. There were 539,367 shares of common stock after the stock split.

(c)	Pursuant to stock purchase agreement on August 24, 2000, 4,000,000 shares were issued to Ridgeway Commercial Ventures in exchange for notes receivable of $750,000.

(d)	On August 28, 2000, pursuant to a stock exchange agreement, INAT exchanged 30,000,000 shares of its common stock for 15,000,000 shares held by the shareholders of Checkpoint Genetics Group, Inc. (CGGI), representing 100% of the issued and outstanding common stock of CGGI.

(e)	On September 25, 2000, the Company issued 60,000 shares of its common stock for legal services amounting to $60.

INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

(f)	On November 10, 2000, the Company entered into a stock purchase agreement with Ridgeway Commercial Ventures, Limited (Ridgeway), a foreign corporation, whereby 5,000,000 shares of the Company’s common stock were issued in exchange for cancellation of indebtedness amounting to $0.10 per share, or $500,000.

(g)	Pursuant to a Board resolution dated February 20, 2001, all stockholders of record at March 5, 2001 were granted one (1) additional share for each one (1) share held. As a result of the stock dividend, total issued and outstanding shares at March 31, 2001 are 79,198,734 common shares.

(h)	On July 13, 2001, a certificate of amended of articles of incorporation was filed with the Secretary of State in Nevada. Effective upon the filing of this Certificate of Amendment, each ten (10) share of the Corporation’s $0.001 par value common stock issued and outstanding shall be converted and reconstituted into one (1) share of the Corporation’s Common Stock. In lieu of issuing a fractional share, each fractional shall be rounded up to a full share in accordance with the laws of the State of Nevada.

(i)	As per stock purchase agreement dated September 25, 2001, 1,500,000 shares of the Company’s common stock were issued to Ventura Global Consulting, Inc. at a purchase price of $323,237, payment of which is by cancellation of debt owing to Ventura Global Consulting, Inc.

(j)	At September 30, 2001, total issued and outstanding common stock is 9,420,247 shares which are designated as follows:

Restricted shares	7,406,476
Regulation S shares	1,500,000
Free trading shares	513,771

Total	9,420,247

NOTE 10 — LEASE COMMITMENTS

The Company leases its facilities under a month-to-month lease and operating leases that expire September 30, 2003. Rent expense for the nine months ended September 30, 2001 amounted to $1,516. Future minimum lease commitments for each of the next three years are as follows:

Year	INAT

2001	$4,550
2002	18,202
2003	13,651

INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

NOTE 11 — INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years.

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. From inception of the Company thru September 30, 2001, accumulated net operating loss is approximately $3,213,460 could be carried forward to offset future earnings. Due to the uncertainty as to the utilization of net operating loss carry-forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate, as follows:

Current tax asset value of net operating loss carry forwards at current prevailing Federal Tax rate	$482,000
Valuation allowance	(482,000)

Net tax asset	$—

Current income tax expense	$—

Deferred income tax benefit	$—

NOTE 12 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

There were no cash payments made for interest and income taxes for the nine months ended September 30, 2001.

NOTE 13 — GOING CONCERN

The financial statements of the Company and its Subsidiary are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company and its Subsidiary do not have established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Current sources of funds for operating costs of the Company and its Subsidiary are periodic funding of and advances from its investors. Funding from investors, however, have been set for a specified period. After such period expires, and if it continues to have no source of revenues, the Company’s only source of fund would be advances from its investors.

INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

NOTE 14 — CONTINGENT LIABILITIES

As of report date, INAT is undergoing an extensive due diligence engagement relating to the prior years’ taxes and other related liabilities as per Note 5. Management believes that they are not responsible for certain payroll tax liabilities, convertible debentures, notes payable and accrued interest payable with an aggregate amount of approximately $487,000. According to INAT, there is a strong legal basis that these mentioned liabilities will be written off by year ending December 31, 2001.

INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
SCHEDULE OF GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES
SEPTEMBER 30, 2001
(Unaudited)

		NINE MONTHS ENDED
	August 9, 1989 (Date	SEPTEMBER 30,
	of Inception) to
	September 30, 2001	2001	2000

Office Expense	$1,473,631	$12,365	$76
Consulting Fees	1,108,849	107,000	276,490
Research & Development	253,468	—	—
Salaries	237,479	31,668	—
Bad Debts	203,154	—	—
Failed Offering Costs	117,990	—	—
Professional Fees	111,365	51,576	—
Interest Expense	58,465	—	5,704
Payroll Taxes	54,959	15,017	—
Transfer Fees	26,228	21,668	4,080
Advertisements	23,167	16,446	—
Rent	19,719	13,652	—
Taxes & Licenses	19,065	139	16,850
Outside Labor	15,699	14,799	—
Accounting	5,400	5,400	—
Telephone Expense	4,808	4,062	—
Auto Expenses	4,187	4,187	—
Marketing	3,750	3,750	—
Travel Expense	3,400	3,400	—
Bank Charges	1,448	1,095	82
Equipment Lease	1,260	1,260	—
Directors Fee	1,200	1,200	—
Organization Expense	1,032	—	1,032
Documentation	1,011	1,011	—

	$3,750,734	$309,695	$304,314

SEE ACCOMPANYING NOTES AND INDEPENDENT ACCOUNTANTS’ REPORT.

Item II.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     All statements, trend analysis and other information contained in this Report relative to markets for the products of InterNatural Pharmaceuticals, Inc. (“Company” or “Registrant”) and trends in revenues, gross margin and anticipated expense levels, as well as other statements including words such as “believe,” “anticipate,” “expect,” “estimate,” “plan” and “intend” and other similar expressions, constitute forward-looking statements. Those forward-looking statements are subject to business and economic risks, and the Company’s actual results of operations may differ from those contained in the forward-looking statements. The following discussion of the financial condition and results of operations of the Company should also be read in conjunction with the Financial Statements and Notes related thereto included elsewhere in this Report.

     (1)  Revenues

     The nine months ended September 30, 2001 did not generate any revenues for the Company, being a development stage company.

     (2)  General, Administrative and Development Expenses

     The Company incurred general, administrative and development expenses in the amount of $309,695 for the nine months ended September 30, 2001, compared to $304,314 for the same period last year. A significant portion of this amount supported Checkpoint Genetics, Inc., a development stage company engaged in developing antioxidant prescription pharmaceuticals and nutritional supplements. Checkpoint Genetics, Inc. has no revenues or earnings yet from operations.

     For the nine months ended September 30, 2001, $107,000 was spent on consulting fees and $51,576 was spent on professional fees. These expenses amount to approximately 51% of total general, administrative and development expenses. For the same period last year, consulting fees of $276,490 comprised approximately 91% of total general, administrative and development expenses.

     (3)  Net Loss

     Net loss per share was $0.07 for the nine months ended September 30, 2001, compared to $0.09 for the same period last year. The decrease in net loss is attributable mainly to issuance of additional shares.

     (4)  Liquidity

     As of September 30, 2001, the Company had an accumulated deficit of 3,213,460. Investors of the Company advanced funds for its development operations in the amount of $133,857.

Item III. Qualitative and Quantitative Disclosures About Market Risk.

     The Company has neither considered or conducted any research concerning qualitative and quantitative market risk.

PART II

OTHER INFORMATION

Item 1 — Legal Proceedings (None per Item 103 of Regulation S-B)

Item 2 — Changes in the Rights of the Company’s Security Holders

     (a)  Regulation S Issuance

     On September 25, 2001, 1,500,000 shares of common stock of the Company were issued to Ventura Global Consulting Inc. in exchange for cancellation of indebtedness in the amount of $323,237. The unregistered sale of equity securities was made pursuant to Regulation S promulgated under the Securities Act of 1933.

Item 3 — Defaults by the Company on its Senior Securities

     None

Item 4 — Submission of Matter to Vote of Security Holders

     None

Item 5 — Other Information

     None

Item 6 — Exhibits and Reports on Form 8-K

     (a)  The Articles of Incorporation and by-laws of the Company appear in Form 10SB12G filed June 15, 2001 and are incorporated herein by reference.

     (b)  There are no reports on Form 8-K filed during the quarter for which this report is filed.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 2001	InterNatural Pharmaceuticals, Inc.

	By:	/s/ Lucille Abad

Lucille Abad President