Form 10KSB
period 2001-12-31
INTERNATURAL PHARMACEUTICALS INC
filed 2002-04-15
CIK 1125440

       1 (Form 10KSB)
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                              ---------------------
                                    FORM 10-KSB
                              ---------------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended 2001

       -or-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ______ to ______

       COMMISSION FILE NO. 0-29369

                      INTERNATURAL PHARMACEUTICALS, INC.
                          ---------------------------
             (Exact name of registrant as specified in its charter)

               Nevada                                  52-2265135
              ---------                               ------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

   4201 Wilshire Boulevard, Suite 525
        Los Angeles, California                           90010
----------------------------------------                  -----
(Address of principal executive offices)                (Zip code)

Registrant's telephone number: (323) 954-9808

Securities registered pursuant to Section 12(b) of the Act:

     Title:     None
     Exchange:  None

       2   (Form 10KSB)

Securities registered pursuant to section 12(g) of the Act:

     Title:     Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     [X] Yes    [ ] No

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.
     [X]

State issuer's revenues for its most recent fiscal year.   $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:
     Approximately $8,537,303

Number of shares outstanding as of December 31, 2001.    9,794,597 shares of
common stock, $0.001 par value

                      DOCUMENTS INCORPORATED BY REFERENCE

	There are no annual reports to security holders, proxy or information statements, nor any prospectus [filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933] incorporated by reference with respect to this annual report.

       3   (Form 10KSB)
                            TABLE OF CONTENTS

INTRODUCTION & CAUTIONARY NOTICE REGARDING
FORWARD LOOKING STATEMENTS...........................................  5

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS......................................  6

ITEM 2. DESCRIPTION OF PROPERTY...................................... 12

ITEM 3. LEGAL PROCEEDINGS............................................ 12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......... 13

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..... 13
     (A) MARKET PRICE................................................ 13
     (B) HOLDERS..................................................... 15
     (C) DIVIDENDS................................................... 16
     (D) RECENT SALES OF UNREGISTERED SECURITIES .................... 16

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.... 18

ITEM 7. FINANCIAL STATEMENTS......................................... 20

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.......................... 43

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
        OF THE EXCHANGE ACT.......................................... 43
     (A) DIRECTORS, EXECUTIVE OFFICERS,
         PROMOTERS AND CONTROL PERSONS............................... 43
     (B) CONFLICTS OF INTEREST....................................... 45
     (C) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT .......... 46

       4  (Form 10KSB)

ITEM 10. EXECUTIVE COMPENSATION...................................... 46

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................. 47
     (A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS............ 47
     (B)  SECURITY OWNERSHIP OF MANAGEMENT........................... 48

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............. 49

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K............................ 49

SIGNATURES........................................................... 50
       5   (Form 10KSB)
                               INTRODUCTION
                                     &
             CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

     This SEC Form 10K (hereinafter "Annual Report") has been prepared by and on behalf of InterNatural Pharmaceuticals, Inc. (the "Company" or "Issuer").

     The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this document or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in the document that are not statements of historical fact may be deemed to be forward-looking statements.

     This Annual Report contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii)technology advancements as they relate to the communications and consumer electronics industries; and, (iv) the Company's financing plans.

     Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on new product development, competition, and technological change.

     The information contained in this document, including, without limitation, the information set forth under the headings "Description of Business" and "Management's Discussion and Analysis or Plan of Operation" identify important additional factors that could materially adversely affect actual results and performance. All of these factors should be carefully considered and evaluated. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing cautionary statement.
       6   (Form 10KSB)

     Any forward-looking statements in this Annual Report should be evaluated in light of these important risk factors. The Company is also subject to other risks detailed herein or set forth from time to time in the Company's filings with the Securities and Exchange Commission.


                                      PART I

ITEM 1. DESCRIPTION OF BUSINESS

     (A)  Business Development

     InterNatural Pharmaceuticals, Inc. (formerly known as "Checkpoint Genetics Pharmaceuticals, Inc.") (the "Company" or "Registrant"), was originally organized on August 9, 1989 as Labco Pharmaceuticals Corporation in the State of Delaware.

     On April 22, 1996, the Company, as Labco Pharmaceuticals, Inc., entered into a merger agreement with Parkside Industries, Inc., a publicly held Nevada Corporation. According to the Articles of Merger the Company agreed to exchange all of its outstanding shares of stock for 230,000 shares of Parkside Industries, Inc. Moreover, Parkside Industries, Inc., agreed to change its name to Labco Pharmaceuticals Corp.

     On August 28, 2000, the Company entered into a Stock Exchange Agreement with Checkpoint Genetics Group, Inc., a Nevada corporation and its shareholders (together referred to as "CGGI"). Therein, the Company agreed to issue 30,000,000 additional shares of its common stock to CGGI. On the other hand, CGGI agreed to transfer 15,000,000 of its outstanding common stock (or 100% ownership of CGGI) to the Company. As a result of the exchange, CGGI became a wholly-owned subsidiary of the Company.

     On November 5, 2001, CGGI changed its name to "HealthTech Group, Inc." in order to further emphasize its corporate marketing focus and corporate mission which is to develop and distribute products related to human health.

     On July 17, 2000, CGGI entered into a separate Stock Investment Agreement with Checkpoint Genetics, Inc. ("CGI"), a development stage company incorporated and based in Pennsylvania. Therein, CGGI agreed to pay to CGI $3,500,000.00 consisting of $320,000 cash and $3,180,000 non-interest bearing note in exchange for 55% ownership of the issued and outstanding shares of CGI. The non-interest bearing note was payable in installments of $150,000 until June 1, 2002. As a result of the aforementioned Stock Investment Agreement up until June 30, 2001, CGGI owned approximately 55% of the outstanding shares of CGI. At June 30, 2001, total payments related to this stock purchase agreement is $1,290,000.

       7   (Form 10KSB)
     On August 23, 2000, Labco Pharmaceuticals Corporation changed its name to "Checkpoint Genetics Pharmaceuticals, Inc." The name change was made in conjunction with the acquisition by its wholly-owned subsidiary of Checkpoint Genetics, Inc.

     Effective on July 13, 2001, the Company changed its name to "InterNatural Pharmaceuticals, Inc." in order to align its name with the vision of developing and marketing nutritional supplements and pharmaceutical products derived from natural and organic ingredients.

     Pursuant to the Stock Investment Agreement, CGGI has ownership of 3,712,500 Class A Common Stock shares of CGI, with a par value of $0.90 each. On the other hand, Nathan Tzodikov, President of CGI, owns the remaining interest, represented by 2,700,000 Class B Shares of Common Stock of CGI, with a par value of $0.0001 each.

     Other than par value, there is no difference between Class A and Class B shares. Both classes have the equal amounts of rights and privileges typically enjoyed by ownership of common shares of stock.

     Subsequently, however, a difference in opinion arose between the parties as to fact and law which resulted in the partial performance of the
July 17, 2000 Stock Investment Agreement.   Resultantly, CGGI paid only
$1,290,000 to CGI and received less than majority ownership of CGI.

     From July 17, 2000 thru June 30, 2001, CGI was a majority-owned subsidiary of CGGI. Effective July 1, 2001, the Stock Investment Agreement was restructured and the stock ownership of CGGI was reduced from 55% to 33.63% based on the total cash payments of $1,290,000.

     The foregoing transactions have amounted to a whole ownership of CGGI in favor of the Company; CGGI, in turn, owns 33.63% of CGI. There are no formal agreements between the Company, CGGI and CGI. That is, other than those normally enjoyed by shareholder ownership, there is no explicit agreement outlining additional rights and duties amongst the corporations.

     On March 22, 2002, the Company entered into a Stock Purchase Agreement with Coslabs, Ltd., H. Bana Ltd., and Overland Food Co. who are owners of shares of common stock of Neurochemical Research Corp., a Tennessee corporation ("Neurochemical" or "NRC"). Pursuant to the said agreement, the Company purchased 7,390,000 shares of common stock of Neurochemical, or approximately 73.44% of the 10,062,234 total issued and outstanding shares of common stock of Neurochemical. As of the closing date of March 27, 2002, the Company has majority ownership of NRC.

       8   (Form 10KSB)

     Moreover, on March 28, 2002, the Company entered into a Stock Exchange Agreement with Neurochemical Research Corp. wherein the Company issued to NRC 2,000,000 post 5:1 forward split shares of unissued common stock of the Company and NRC issued to the Company 2,000,000 post 1:6 reverse split shares of unissued common stock of NRC.

     As of the date of this Annual Report, with respect to human resources, the Company employs a total of four employees throughout the corporate structure.

     The Company relies on its subsidiaries and/or affiliates to conduct its operating functions. Presently, the Company's business operations are being conducted primarily by its affiliate, CGI. The Company is planning to expand its operations to include other affiliates and/or subsidiaries.

     (B) Business of Company

          i.  Neurochemical Research Corporation (Subsidiary)

    NRC markets advanced nutrient products that provide a natural alternative to prescription drugs, offering a no side effects profile and with an emphasis on supplementing individual nutritional imbalances.

     QuitSystem - Alcohol Recovery Systems.

     This therapeutic helps repair damage caused by excessive alcohol consumption. It promotes the restoration of normal digestive and nutrient absorption mechanics in the recovering alcoholic while reducing the discomfort of withdrawal.

     QuitSystem - Stimulant Abuse Recovery.

     This drug-free program features nutrient therapy for the recovering drug abuser. Each capsule is formulated to promote a positive balance of anabolic activity for restoration of damaged tissue and neuro-
     transmitting function.   Anabolic activity pertains to synthetic phase
     of metabolism.

     QuitSystem - Smoker's Recovery.

     This formula provides the intensive replenishment of nutrients lost from smoking. On the same day of quitting it helps alleviate the biggest obstacle to quitting anxiety, cravings and depression. This is nicotine free therapy.
       9   (Form 10KSB)

     AnaplexTM-D - For Depression.

     Formulated to provide the best combination of nutrients for those who suffer from biochemical imbalances which affect the mood and behavior, causing depression. This formula represents a natural alternative to prescription antidepressant drugs.

     AnaplexTM-SD - for Stress.

     This non-prescriptive formula is a combination of pharmaceutical grade amino acids, vitamins and minerals, which assist in relieving stress anxiety and situational depression that can be caused by deficiencies in nutrients.

     ChemoKareTM- Cancer Treatment.

     This supplement contains Protykin and Activin both found in grapes and grape extract. Together they have been shown to possess a wide range of antioxidant, energy boosting and cancer fighting properties.

     VisionKareTM - for Vision Loss.

     Recent studies have shown that the proper nutrition can have a significant impact on age-related eye care. This supplement was formulated with L-Optizinc and Lutein, two recognized antioxidants that inhibit the process of macular degeneration, the leading cause of legal blindness in the United States. Macular degeneration is a condition in which cells of the macula lutea degenerate, resulting in blurred vision and ultimately blindness. The macula lutea is a minute yellowish area containing the forea centralis located near the center of the retina of the eye at which visual perception is most acute.

          ii.  Checkpoint Genetics, Inc. (Affiliate)

     The Company's affiliate, CGI, is engaged in the development of nutritional and pharmaceutical products based on the active ingredients typically found in a traditional, seaweed-rich Japanese diet.

       10  (Form 10KSB)

     Extracts from the Alaria esculenta (a common sea weed) inhibit the oxidation of LDL, "bad cholesterol." In other words, these important ingredients reduce the ability of cholesterol to turn into plaque -- fatty substances which stick to artery walls causing them to narrow. The enhanced blood flow encourages a healthier heart and improved circulation.

     Nutraceutical Product Lines:  Tsunami Supplements

     Nutraceutical products are foods or naturally occurring food supplements believed to have a beneficial effect on human health. CGI's product line, Tsunami Supplements, has such a tremendous benefit to human health.

     VegOx Heart HealthTM, a neutral flavored oral capsule, is designed to diminish the levels of harmful cholesterol in the blood stream without the use of animal products. When harmful cholesterols combine with oxygen, or "oxidizes", it tends to deposit plaque in the inner linings of arteries. Eventually, a large accumulation of plaque may lead to atherosclerosis, or the hardening of the arteries. When a blood clot forms on the plaque, the artery may become completely blocked, causing the death of a part of the heart muscles (heart attack, or myocardial infarction).

     This unique supplement is formulated with an extract of the sea weed Alaria Esculenta and contains no ingredients of animal origin making it 100% vegetarian. The Company uses only natural sea vegetables harvested in the Gulf of Maine and analyzed to assure purity.

     Alaria extracts are known to inhibit the oxidation of harmful cholesterol. VegOX Heart HealthTM, which contains the Alaria extract, delivers benefits regardless of your cholesterol level by inhibiting the conversion of cholesterol into plaque.

     Another nutraceutical product, SeaVOX Maritime MenuTM, combines the same Alaria Esculenta extract found in VegOxTM with fish oil containing Omega-3 fatty acids. The Omega-3 fatty acids are believed to lower the levels of fats and harmful cholesterol in the blood, while raising the amount of beneficial cholesterol. These acids also discourage unwanted clotting that can aggravate plaque build-up.

       11   (Form 10KSB)

     RestenOxTM

     RestenOxTM, a potent derivative of the active components in sea vegetables, namely the Alaria esculenta sea weed, is under development as a prescription strength pharmaceutical product that can preserve cardiovascular health regardless of personal lifestyle and diet.

     Preliminary studies have shown that RestenOxTM markedly reduced atherosclerosis and offers a potential for inhibition of the increase of smooth muscle cells, another cause of artery blockage. Unlike currently available drugs which must be administered intravenously, RestenOxTM is equally effective in the prevention of artery narrowing yet can be taken orally.

     Moreover, RestenOxTM is effective in the prevention of certain side effects. Advanced stages of atherosclerosis may require coronary angioplasty, a surgical procedure where plaque deposits are physically removed from the arteries in order to improve blood flow. However, a common side effect suffered by these patients is "restenosis."

     Restenosis is the narrowing or reclosing of the artery and often occurs within a year of the procedure in nearly half of angioplasty patients, usually requiring a repeat operation. Presently, there are no effective drugs available to prevent this common side effect.

     As a result, RestenOxTM will be the most effective drug available to prevent restenosis, whether or not the patient underwent angioplasty. Due to the technology and research skills at hand, the company is confident it would be successful in developing this drug and have it approved by the Food and Drug Administration (FDA) for mass distribution.

     (C) Reports to Security Holders

     The Company electronically files its reports with the U.S. Securities and Exchange Commission ("SEC"). The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
       12   (Form 10KSB)

     Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

     Moreover, the Company's reports and other information about the Company can also be found at its official site located at http://www.inat-pharma.com.


ITEM 2. DESCRIPTION OF PROPERTY

     The Company presently occupies executive office space at 4201 Wilshire Boulevard, Suite 525, Los Angeles, California 90010. This space consists of 1,264 square feet of office space, leased for a term which expires on September 30, 2003 at $1,516.80 per month. Management believes that this arrangement will meet the Company's needs for the foreseeable future.

     The Company's affiliate, CGI, leases research facilities at 1195 McDermott Drive, West Chester, Pennsylvania. This space consists of 3,000 square feet of laboratory space, leased for a term of 36 months at $3,586 per month. The Company performs preclinical research and development activities at this laboratory space.


ITEM 3. LEGAL PROCEEDINGS

     The Issuer has reasonable basis to believe that there is no material proceeding that involves federal, state or local environmental laws, or that involves a damages claim for more than 10% of the current assets of Issuer, or potentially involves more than $100,000 in sanctions and a governmental authority is a party.

     Moreover, the Issuer has reasonable basis to believe that there is no material proceeding to which any director, officer or affiliate of Issuer, any owner of record or beneficially of more than 5% of any class of voting securities of the small business issuer, or security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

       13   (Form 10KSB)

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     There was no matter submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                  PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (A) Market Price

     The Company's common stock is currently traded on the National Quotation Bureau LLC System (pink sheets) under the symbol "INAT." It started trading in the pink sheets in August 2000.

     The following table sets forth, for the periods indicated, the high and low closing bid prices for the common stock of the Company as reported on said system (or as may have been previously reported on the Over the Counter Bulletin Board System). The bid prices reflect inter-dealer quotations, do not include retail mark-ups, mark-downs or commissions, and do no necessarily reflect actual transactions.

     Date        Open    High Bid   Low Bid  Close
     ----------  ------  --------   -------  ------
     09/29/00     1.937    1.937     1.937   1.937
     12/29/00     7.00     7.00      7.00    7.00
     04/03/01     3.00     3.00      3.00    3.00
     09/28/01     1.40     1.40      1.40    1.40
     12/18/01     1.01     1.11      1.01    1.11

	The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.

       14  (Form 10KSB)

     For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

     In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     For the initial listing in the NASDAQ SmallCap market, a company must have net tangible assets of $4 million or market capitalization of $50 million or a net income (in the latest fiscal year or two of the last fiscal years) of $750,000, a public float of 1,000,000 shares with a market value of $5 million. The minimum bid price must be $4.00 and there must be 3 market makers. In addition, there must be 300 shareholders holding 100 shares or more, and the company must have an operating history of at least one year or a market capitalization of $50 million.

       15   (Form 10KSB)

     For continued listing in the NASDAQ SmallCap market, a company must have net tangible assets of $2 million or market capitalization of $35 million or a net income (in the latest fiscal year or two of the last fiscal years) of $500,000, a public float of 500,000 shares with a market value of $1 million. The minimum bid price must be $1.00 and there must be 2 market makers. In addition, there must be 300 shareholders holding 100 shares or more.

     (B)  Holders.

     As of December 31, 2001, the total of the Company's outstanding Common Shares are held by 622 equity holders (including Cede & Co. street held securities).

     The Company's authorized common stock consists of 140,000,000 shares with $0.0001 par value.

     As of December 31, 2001, the Company believes that 514,269 of the issued and outstanding shares of the Company's Common Stock are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule.

     In summary, Rule 144 applies to affiliates (that is, control persons) and nonaffiliates when they resell restricted securities (those purchased from the issuer or an affiliate of the issuer in nonpublic transactions). Nonaffiliates reselling restricted securities, as well as affiliates selling restricted or nonrestricted securities, are not considered to be engaged in a distribution and, therefore, are not deemed to be underwriters as defined in
Section 2(11), if six conditions are met:

     (1) Current public information must be available about the issuer unless sales are limited to those made by nonaffiliates after two years.

     (2) When restricted securities are sold, generally there must be a one-year holding period.

     (3) When either restricted or nonrestricted securities are sold by an affiliate after one year, there are limitations on the amount of securities that may be sold; when restricted securities are sold by non-affiliates between the first and second years, there are identical limitations; after two years, there are no volume limitations for resales by non-affiliates.

       16  (Form 10KSB)


     (4) Except for sales of restricted securities made by nonaffiliates after two years, all sales must be made in brokers' transactions as defined in Section 4(4) of the Securities Act of 1933, as amended, or a transaction directly with a "market maker" as that term is defined in Section 3(a)(38) of the 1934 Act.

     (5) Except for sales of restricted securities made by nonaffiliates after two years, a notice of proposed sale must be filed for all sales in excess of 500 shares or with an aggregate sales price in excess of $10,000.

     (6) There must be a bona fide intention to sell within a reasonable time after the filing of the notice referred to in (5) above.

     (C) Dividends.

	None.

     (D) Recent Sales of Unregistered Securities

     The Company entered into a Stock Purchase Agreement dated September 25, 2001 with Ventura Global Consulting, Inc., a Nevis business company.
Pursuant to the said Stock Purchase Agreement, the Company sold 1,500,000 shares of its common stock, $0.001 par value per share, at $0.215 per share, in cancellation of indebtedness in the amount of US$323,237. The said shares were issued pursuant to the safe harbor provision of Regulation S promulgated under the Securities Act of 1933, as amended.

     Moreover, the Company entered into a Stock Purchase Agreement dated December 31, 2001 with Barley International, Inc. Pursuant to the said Stock Purchase Agreement, the Company sold 374,350 shares of its common stock, $0.001 par value per share, at $0.10 per share, in cancellation of indebtedness in the amount of US$37,435. The said shares were issued pursuant to the safe harbor provision of Regulation S promulgated under the Securities Act of 1933, as amended.

     Pursuant to Regulation S, the purchasers agreed as follows:

       17   (Form 10KSB)

     (a) All offers and sales of the securities prior to the expiration of the distribution compliance period of Regulation S (Rule 901 and 905, and Preliminary Notes) shall have offering restrictions imposed;

     (b) The offer or sale, if made prior to the expiration of a one-year distribution compliance period, is not made to a U.S. person or for the account or benefit of a U.S. person; and

     (c) The offer or sale, if made prior to the expiration of a one-year distribution compliance period, will be made pursuant to the following conditions:

          1. The purchaser of the securities (other than a distributor) certifies that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person or is a U.S. person who purchased securities in a transaction that did not require registration under the Act.

          2. The purchaser of the securities agrees to resell such securities only in accordance with the provisions of Regulation S (Rule 901 through Rule 905, and Preliminary Notes), pursuant to registration under the Act, or pursuant to an available exemption from registration; and agrees not to engage in hedging transactions with regard to such securities unless in compliance with the Act;

          3. The securities of the Company contain a legend to the effect that transfer is prohibited except in accordance with the provisions of Regulation S (Rule 901 through Rule 905, and Preliminary Notes), pursuant to registration under the Act, or pursuant to an available exemption from registration; and that hedging transactions involving those securities may not be conducted unless in compliance with the Act; and

          4. The Company is required, either by contract or a provision in its bylaws, articles, charter or comparable document, to refuse to register any transfer of securities not made in accordance with the provisions of Regulation S (Rule 901 through Rule 905, and Preliminary Notes) pursuant to registration under the Act, or pursuant to an available exemption from registration; provided,

       18   (Form 10KSB)

              however, that if the securities are in bearer form or foreign law prevents the Seller from refusing to register securities transfers, other reasonable procedures are implemented to prevent any transfer of the securities not made in accordance with the provisions of this Regulation S.

     (d) For offers and sales of equity securities of domestic issuers, not to engage in hedging transactions with regard to such securities prior to the expiration of the distribution compliance period specified in (a) above, unless in compliance with the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     All statements, trend analysis and other information contained in this Annual Report relative to the market for the products of the Company and trends in revenues, gross margin and anticipated expense levels, as well as other statements including words such as "believe," "anticipate," "expect," "estimate," "plan" and "intend" and other similar expressions, constitute forward-looking statements. Those forward-looking statements are subject to business and economic risks, and the Company's actual results of operations may differ from those contained in the forward-looking statements. The following discussion of the financial condition and results of operations of the Company should also be read in conjunction with the Financial Statements and Notes related thereto included elsewhere in this Annual Report.

     (A) Management's Discussion and Analysis of Financial Condition and Results of Operations

          (i) Revenues

	There were no revenues from sales for the fiscal years ended December 31, 2000 and 2001, the Company being in its development stage.

          (ii) General, Administrative and Development Expenses

     The Company incurred general, administrative and development expenses in the amount of $382,072 for the twelve months ended December 31, 2001, compared to $350,539 for the same period in year 2000.

       19   (Form 10KSB)

     Consulting fees, professional fees and salaries in the amount of $276,968 comprise approximately 72.5% of general, administrative and development expenses for fiscal year 2001. For fiscal year 2000, consulting fees, professional fees and salaries in the amount of $301,629 comprise approximately 86% of general, administrative and development expenses.

     Professional fees increased from $25,369 in fiscal year 2000 to $61,900 in fiscal year 2001. This increase was on account of legal and accounting expenses to file the Company's registration statement and to comply with Securities and Exchange Commission reportorial requirements.

          (iii) Depreciation and Amortization

     Depreciation and amortization expense increased from $329 in year 2000 to $4,015 in year 2001. The increase was due to acquisition of equipment by the operating subsidiary.

          (iv)  Net Loss per Share

     Net loss per share was at $0.03 for the twelve months ended December 31, 2001, compared to a net loss per share of $0.16 for the same period in year 2000. The decrease was attributable mainly to additional issuance of shares by the Registrant.

          (v)  Liquidity

     As of December 31, 2001, the Company had an accumulated deficit in the amount of $2,941,408. Investors of the Company advanced funds to the Company for its development and marketing operations.

     There are no expected material capital expenditures within the next six months.

     The Company's major investors intend to continue providing advances to the Issuer as well as to the operating subsidiary to fund day-to-day operations and development of the products. In the view of Management, the major investors have adequate financial resources to provide such funds. These advances are initially recorded as note payable obligations of the Company. The payable balances, as in prior years, may be paid off in the form of additional common shares. The dilution to common shareholders is dependent on the issue price and the amount of advances converted into common.

       20   (Form 10KSB)

ITEM 7. FINANCIAL STATEMENTS

              INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
                       CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001


                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   PAGE(S)
                                                                   -------
INDEPENDENT AUDITORS' REPORT                                          1

CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheets                                                   2
     Statements of Operations                                         3
     Statement of Changes in Stockholders' Equity                   4 - 10
     Statements of Cash Flows                                         11
     Notes to Financial Statements                                 12 - 21

SUPPLEMENTARY INFORMATION

     Schedule of General, Administrative and
      Development Expenses                                            22

       21   (Form 10KSB)
                        JOSEFINA C. DE LA CRUZ, C.P.A.
                          A Professional Corporation

Josefina C. de la Cruz, CPA                      2700 N Main Street, Suite 900
Rebecca Q. Masinsin, CPA                                   Santa Ana, CA 92705
Timothy Vo, CPA                                        Tel. No. (714) 558-8703
Marissa B. Zacarias, Operations Manager                 Fax No. (714) 558-7940

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Internatural Pharmaceuticals, Inc. and Subsidiary
Los Angeles, CA

We have audited the accompanying balance sheets of Internatural Pharmaceuticals, Inc. (formerly Checkpoint Genetics Pharmaceuticals, Inc.) and Subsidiary (Development Stage Companies), as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internatural Pharmaceuticals, Inc. and Subsidiary as of December 31, 2001 and 2000 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has no established source of revenue. This raises substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Josefina C. de la Cruz, CPA
A Professional Corporation
Santa Ana, California

February 8, 2002

----------------------------------------------------------------------------
        MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS'
                           SEC PRACTICE GROUP
           CALIFORNIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS'
                           TAX PRACTICE GROUP
                                      1
       22   (Form 10KSB)

             INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
                       (Development Stage Companies)
                        CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                         ------------------------
                                                             2001        2000
                                                         -----------  -----------
                                 ASSETS
CURRENT ASSETS
     Cash and cash equivalents                           $     1,587  $   212,004

INVESTMENTS
     Investment in CGI (Note 8)                              944,107      740,055

PROPERTY AND EQUIPMENT, net (Note 3)                          15,797       12,801

OTHER ASSETS
     Deposits                                                  1,516        1,516
                                                         -----------  -----------
TOTAL ASSETS                                             $   963,007  $   966,376
                                                         ===========  ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES (Notes 4)

     Accounts payable                                         19,977      156,019
     Interest payable                                              -       58,465
     Payroll taxes payable                                    56,842       55,192
     Income taxes payable                                      6,401        5,601
     Convertible debentures                                        -       76,062
     Other notes payable                                           -      134,974
     Due to investors (Note 6)                               128,294            -
                                                         -----------  -----------
          Total current liabilities                          211,514      486,313
                                                         -----------  -----------
TOTAL LIABILITIES                                            211,514      486,313
                                                         -----------  -----------
STOCKHOLDERS' EQUITY (Note 8)
     Common Stock, $0.001 par value per share;
          140,000,000 shares authorized;
          9,794,597 and 39,599,367 shares issued
          and outstanding at December 31, 2001
          and 2000                                             9,794       39,599
     Paid-in Capital                                       3,683,107    3,292,630
     Accumulated deficit during development stage         (2,941,408)  (2,658,923)
     Subscription receivable                                       -     (193,243)
                                                         -----------  -----------
          Total Stockholders' Equity                         751,493      480,063
                                                         -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   963,007  $   966,376
                                                         ===========  ===========

See accompanying notes and independent auditors' report.
                                      2
       23   (Form 10KSB)

             INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
                       (Development Stage Companies)
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Cumulative
                                              From 8/09/89           Years Ended December 31,
                                           (Date of Inception) -------------------------------------
                                          to December 31, 2001     2001         2000        1999
                                             ---------------   -----------  -----------  -----------
Revenue
     Sales                                    $      301,837   $         -  $         -  $     2,302
     Cost of sales                                    94,498             -            -        2,825
                                             ---------------   -----------  -----------  -----------
Gross Profit                                         207,339             -            -         (523)
                                             ---------------   -----------  -----------  -----------
Operating Expenses
     General, administrative and
          development expenses                     3,823,111       382,072      350,539       30,158
     Depreciation and amortization                    19,715         4,015          329            -
                                             ---------------   -----------  -----------  -----------
     Total Operating Expenses                      3,842,826       386,087      350,868       30,158
                                             ---------------   -----------  -----------  -----------

Net Loss from operations                          (3,635,487)    (386,087)     (350,868)     (30,681)

Other Income (Expense)
     Loss on investments                             350,893       290,948       59,945
                                             ---------------   -----------  -----------  -----------
Net loss before extraordinary item                (3,986,380)     (677,035)    (410,813)     (30,681)

Extraordinary Items
     Debt forgiveness                                650,422             -            -            -
     Gain on cancellation of debts (Note 4)          394,550       394,550            -            -
                                             ---------------   -----------  -----------  -----------
     Total Extraordinary Items                     1,044,972       394,550            -            -
                                             ---------------   -----------  -----------  -----------
Net loss                                      $   (2,941,408)  $  (282,485) $  (410,813) $   (30,681)
                                             ===============   ===========  ===========  ===========

Basis earnings per share
     Net loss per share before
       extraordinary item	                                 $     (0.08) $     (0.16) $     (2.96)
                                                               ===========  ===========  ===========
     Net loss per share after
       extraordinary item                                            (0.03)       (0.16)       (2.96)
                                                               ===========  ===========  ===========
     Weighted average shares
       outstanding                                               8,319,903    2,606,547       10,367
                                                               ===========  ===========  ===========

See accompanying notes and independent auditors' report.
                                      3
       24   (Form 10KSB)

             INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
                       (Development Stage Companies)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
             FROM AUGUST 9, 1989 (INCEPTION) TO DECEMBER 31, 2001

                                                                          Accumulated
                                                                          Deficit      Total
                                                             Additional   During the   Shareholders'
                                        Common Stock         Paid In      Development  Equity
                                   Shares       Amount       Capital      Stage        (Deficit)
                                   -----------  -----------  -----------  -----------  -----------
Balance, August 9, 1989
Retroactively Restated                     250  $         -  $     3,600            -  $     3,600

Common Stock Issued for Cash
at $0.88 Per Share Retroactively
Restated                                 1,050            1       92,536            -       92,537

Common Stcok Issued for
Services at $100.00 Per Share
Retroactively Restated                     250            1       24,999            -       25,000

Net Loss for the Year Ended
December 31, 1990                            -            -            -      (61,719)     (61,719)
                                   -----------  -----------  -----------  -----------  -----------

Balance, December 31, 1990
Retroactively Restated                   1,550            2      121,135      (61,719)      59,418

Common Stock Issued for
Cash at $100.00 Per Share
Retroactively Restated                     100            -       10,000            -       10,000

Common Stock Issued for
1,500,000 Shares of Common
Stock of Berten, USA, Inc.,
Retroactively Restated at
$0.10 Per Share                            750            1           74            -           75

Net Loss for the Year Ended
December 31, 1991                            -            -            -     (175,459)    (175,459)
                                   -----------  -----------  -----------  -----------  -----------
Balance, December 31, 1991               2,400  $         3  $   131,209  $  (237,178) $  (105,966)
                                   -----------  -----------  -----------  -----------  -----------

See accompanying notes and independent auditors' report.

                                      4
       25   (Form 10KSB)

             INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
                       (Development Stage Companies)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
             FROM AUGUST 9, 1989 (INCEPTION) TO DECEMBER 31, 2001

                                                                          Accumulated
                                                                          (Deficit)    Total
                                                             Additional   During the   Shareholders'
                                        Common Stock         Paid In      Development  Equity
                                   Shares       Amount       Capital      Stage        (Deficit)
                                   -----------  -----------  -----------  -----------  -----------
Balance, December 31, 1991
Retroactively restated                   2,400  $         3  $   131,209  $  (237,178) $  (105,966)
Common Stock Issued for
Paymenton Debt & Related
Accrued Interest at $100.00 Per
Share Retroactively Restated               750            1       74,999            -       75,000

Common Stock Issued for
Services at $150.00 Per Share
Retroactively Restated                     433            -       65,000            -       65,000

Common Stock Issued for
Exercise of Stock Option at
$10.00 Per Share
Retroactively Restated                      75            -          750            -          750

Common Stock Issued for
Cash at $325.00 Per Share
Retoactively Restated                      248            -       80,438            -       80,438

Net Loss for the Year Ended
December 31, 1992                            -            -            -     (123,685)    (123,685)
                                   -----------  -----------  -----------  -----------  -----------

Balance, December 31, 1992
Retroactively Restated                   3,906            4      352,396     (360,863)      (8,463)

Common Stock Issued for
Cash at $325.00 Per Share
Retroactively Restated                      30            -        9,750            -        9,750

Common Stock Issued for Cash
from $205.00 Per Share
Retroactively Restated                     200            -       41,000            -       41,000

Net Loss for the Year Ended
December 31, 1993                            -            -            -     (434,083)    (434,083)
                                   ===========  ===========  ===========  ===========  ===========
Balance, December 31, 1993               4,136  $         4  $   403,146  $  (794,946) $  (391,796)
                                   ===========  ===========  ===========  ===========  ===========

See accompanying notes and independent auditors' report.

                                      5
       26  (Form 10KSB)
             INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
                       (Development Stage Companies)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
             FROM AUGUST 9, 1989 (INCEPTION) TO DECEMBER 31, 2001

                                                                          Accumulated
                                                                          (Deficit)    Total
                                                             Additional   During the   Shareholders'
                                        Common Stock         Paid In      Development  Equity
                                   Shares       Amount       Capital      Stage        (Deficit)
                                   -----------  -----------  -----------  -----------  -----------
Balance, December 31, 1993
Retroactively Restated                   4,136  $         4  $   403,146  $  (794,946) $  (391,796)

Net Loss for the Year Ended
December 31, 1994                            -            -            -     (139,261)    (139,261)
                                   -----------  -----------  -----------  -----------  -----------

Balance, December 31, 1994
Retroactively Restated                   4,136            4      403,146     (934,207)    (531,057)

Net Loss for the Year Ended
December 31, 1995                            -            -            -     (158,853)    (158,853)
                                   -----------  -----------  -----------  -----------  -----------

Balance, December 31, 1995
Retroactively Restated                   4,136            4      403,146   (1,093,060)    (689,910)

Common Stock Issued for Cash
at $375.00 Per Share Retroactively
Restated                                    80            -       30,000            -       30,000

Common Stock Issued for Payment
of Debt at $250.00 Per Share
Retroactively Restated                      80            -       20,000            -       20,000

Common Stock Issued for Note
Receivable at $25.00 Per Share
Retroactively Restated                   7,117            7      177,910            -      177,910

Common Stock Issued for Payment
of Debt at $274.00 Per Share
Retroactively Restated                     403            -      110,187            -      110,187

Common Stock Issued in Reverse
Takeover Reorganization with
Parkside Industries, at Par Value
Retroactively Restated                 216,083          216         (216)           -            -

Shares Issued  for Service at $0.10
Per Share Retroactively Restated         3,500            4          346            -          350
                                   -----------  -----------  -----------  -----------  -----------
Sub-total                              231,399  $       231  $   741,373  $(1,093,060) $  (351,456)
                                   -----------  -----------  -----------  -----------  -----------

See accompanying notes and independent auditors' report.

                                      6
       27   (Form 10KSB)

             INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
                       (Development Stage Companies)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
             FROM AUGUST 9, 1989 (INCEPTION) TO DECEMBER 31, 2001

                                                                          Accumulated
                                                                          Deficit      Total
                                                             Additional   During the   Shareholders'
                                        Common Stock         Paid In      Development  Equity
                                   Shares       Amount       Capital      Stage        (Deficit)
                                   -----------  -----------  -----------  -----------  -----------
Balance forwarded                      231,399  $       231  $   741,373  $(1,093,060) $  (351,456)

Shares Issued for Cash at $10.00
Retroactively Restated                  35,000           35      349,965            -      350,000

Share Adjustment Retroactively
Restated                                    (1)           -            -            -            -

Net Profit for the Year Ended
December 31, 1996                            -            -            -       81,304       81,304
                                   -----------  -----------  -----------  -----------  -----------
Balance, December 31, 1996
Retroactively Restated                 266,398          266    1,091,338   (1,011,756)      79,848

Shares Issued for Convertible
Debenture Notes Payable
Retroactively Restated                     127            -        3,506            -        3,506

Net Loss for Year Ended
December 31, 1997                                                            (398,343)    (398,343)
                                   -----------  -----------  -----------  -----------  -----------
Balance, December 31, 1997             266,525          266    1,094,844   (1,410,099)    (314,989)

Shares Issued for Convertible
Debenture Note Payable at
$27.60 Per Share Retroactively
Restated                                   254            -        7,259            -        7,259

Share Adjustment
(1 for 100 Reverse)
Retroactively Restated                      13            1           (1)           -            -

Shares Issued for Cash at
$0.066 Per Share                       300,000          300       19,500            -       19,800

Shares Issued for Services at
$0.07 Per Share                      5,000,000        5,000      345,000            -      350,000
                                   ===========  ===========  ===========  ===========  ===========
Sub-total                            5,566,792  $     5,567  $ 1,466,602  $(1,410,099) $    62,070
                                   ===========  ===========  ===========  ===========  ===========

See accompanying notes and independent auditors' report.

                                      7
       28   (Form 10KSB)

             INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
                       (Development Stage Companies)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
             FROM AUGUST 9, 1989 (INCEPTION) TO DECEMBER 31, 2001

                                                                          Accumulated
                                                                          Deficit      Total
                                                             Additional   During the   Shareholders'
                                        Common Stock         Paid In      Development  Equity
                                   Shares       Amount       Capital      Stage        (Deficit)
                                   -----------  -----------  -----------  -----------  -----------
Balance forwarded                    5,566,792  $     5,567  $ 1,466,602  $(1,410,099) $    62,070

Shares Issued for Services at
$0.07 Per Share                      4,500,000        4,500      310,500            -      315,000

Share Adjustment                           153            2           (2)           -            -

Net Loss for the Year Ended
December 31, 1998                            -            -            -     (807,330)    (807,330)
                                   -----------  -----------  -----------  -----------  -----------
Balance, December 31, 1998          10,066,945       10,069    1,777,100   (2,217,429)    (430,260)

Shares Issued for Cash at $0.10
Per Share                              300,000          300       29,700            -       30,000
                                   -----------  -----------  -----------  -----------  -----------
                                    10,366,945       10,369    1,806,800   (2,217,429)   (400,260)

Common Stock Reverse Stock Split
Retroacively Restated on
October 10, 1999
(10 to 1 reverse stock split)        1,036,695       10,369            -            -           -

Net Loss for the Year Ended
December 31, 1999                            -            -            -      (30,681)     (30,681)
                                   -----------  -----------  -----------  -----------  -----------
Balance, December 31, 1999           1,036,695       10,369    1,806,800   (2,248,110)    (430,941)

Issuance of 9,750,000 shares of
   common stock for services
   on January 13, 2000               9,750,000        9,750      240,250            -      250,000

Share adjustment to reflect reverse
   stock split 1:20 on
   August 15, 2000                 (10,247,360)     (19,580)      19,580            -            -
                                   ===========  ===========  ===========  ===========  ===========
Sub-total                              539,335  $       539  $ 2,066,630  $(2,248,110) $  (180,941)
                                   -----------  -----------  -----------  -----------  -----------

See accompanying notes and independent auditors' report.

                                       8
       29   (Form 10KSB)

             INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
                       (Development Stage Companies)
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
             FROM AUGUST 9, 1989 (INCEPTION) TO DECEMBER 31, 2001

                                                                          Accumulated
                                                                          Deficit      Total
                                                             Additional   During the   Shareholders'
                                        Common Stock         Paid In      Development  Equity
                                   Shares       Amount       Capital      Stage        (Deficit)
                                   -----------  -----------  -----------  -----------  -----------
Balance forwarded                      539,335  $       539  $ 2,066,630  $(2,248,110) $  (180,941)

Fractional shares adjustment                32            -            -            -            -

Issuance of 4,000,000 shares of
   common stock for $750,000 note
   per August 24, 2000 purchase
   agreement                         4,000,000        4,000      746,000            -      750,000

Issuance of 30,000,000 shares of
   common stock in exchange for
   15,000,000 shares of common
   stock of subsidiary on
   August 28, 2000                  30,000,000       30,000      (15,000)           -       15,000

Issuance of 60,000  shares of
   common stock in exchange for
   services on September 25, 2000       60,000           60            -            -           60

Issuance of 5,000,000  shares of
   common stock in exchange for
   $500,000 indebtedness
   on November 10, 2000              5,000,000        5,000      495,000            -      500,000

Net Loss for year ended
   December 31, 2000                         -            -            -     (410,813)    (410,813)
                                   -----------  -----------  -----------  -----------  -----------
Balances, December 31, 2000         39,599,367  $    39,599  $ 3,292,630  $(2,658,923) $   673,306
                                   -----------  -----------  -----------  -----------  -----------

See accompanying notes and independent auditors' report.

                                       9
       30   (Form 10KSB)

             INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
                       (Development Stage Companies)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FROM AUGUST 9, 1989 (INCEPTION) TO DECEMBER 31, 2001

                                                                          Accumulated
                                                                          Deficit      Total
                                                             Additional   During the   Shareholders'
                                        Common Stock         Paid In      Development  Equity
                                   Shares       Amount       Capital      Stage        (Deficit)
                                   -----------  -----------  -----------  -----------  -----------
Balances,  December 31, 2000        39,599,367  $    39,599  $ 3,292,630  $(2,658,923) $   673,306

Issuance of 39,599,367 shares of
   common stock to reflect a 100%
   stock dividend on
   March 13, 2001                   39,599,367       39,599      (39,599)           -            -

Share adjustment to reflect reverse
   stock split of 1:10 on
   July 13, 2001                   (71,278,861)     (71,278)      71,278            -            -

Share adjustment for fractional
   shares upon reverse stock split
   on July 13, 2001                        374            -            -            -            -

Issuance of 1,500,000 shares of
   common stock for cancellation
   of debt on September 25, 2001     1,500,000        1,500      321,737            -      323,237

Issuance of 374,350 shares of
   common stock per stock
   purchase agreement dated
   December 31, 2001                   374,350          374       37,061            -       37,435

Net loss for year ended
   December 31, 2001                                                         (282,485)    (282,485)
                                   -----------  -----------  -----------  -----------  -----------
Balances, December 31, 2001          9,794,597  $     9,794  $ 3,683,107  $(2,941,408) $   751,493
                                   ===========  ===========  ===========  ===========  ===========

See accompanying notes and independent auditors' report.

                                      10
       31   (Form 10KSB)
             INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
                       (Development Stage Companies)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         Cumulative
                                         From 8/9/1989
                                         (Date of              Years Ended December 31,
                                         Inception) to   -------------------------------------
                                         12/31/01            2001        2000         1999
                                         --------------  -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                               $(2,941,408) $  (282,485) $  (410,813) $   (30,681)
     Adjustments to reconcile net loss
     to net cash used in operating
     activities
          Depreciation and amortization          20,315        4,015        1,374        1,374
          Non-cash expense                    1,320,666                   250,060            -
          Bad debts expense                     203,154            -            -            -
          Failed offering costs                 117,990            -            -            -
          Research and development              268,506            -            -            -
          Forgiveness of debt                  (650,422)           -            -            -
          Loss on investments                   350,893      290,948       59,945            -
          Gain on cancellation of debts        (394,550)    (394,550)
          Decrease (increase) in:
               Accounts receivable                    -            -            -        2,919
               Finished Goods                         -            -            -        2,825
               Deposits                               -            -       (1,516)           -
          Increase (decrease) in:
               Accounts payable                  19,977       (3,388)      31,716           53
               Accrued expenses                       -       (7,606)       7,606      (18,256)
               Taxes payable                     63,243        2,450       16,050          800
                                         --------------  -----------  -----------  -----------
               Net Cash Used in
               Operating Activities          (1,621,636)    (390,616)     (45,578)     (40,966)
                                         --------------  -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in other Company (Note 7)    (1,295,000)    (495,000)    (800,000)           -
     Purchase of property and equipment         (36,112)      (7,011)     (14,175)           -
                                         ==============  ===========  ===========  ===========
               Net Cash Used in
               Investing Activities          (1,331,112)    (502,011)    (814,175)           -
                                         --------------  -----------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from debenture bonds               76,062            -            -            -
     Proceeds from notes payable                649,675      321,538            -       10,790
     Loan proceeds from affiliates              128,294                         -            -
     Proceeds from issuance of
       common stock                           2,100,304      360,672    1,071,757       30,000
                                         --------------  -----------  -----------  -----------
               Net Cash Provided by
               Financing Activities           2,954,335      682,210    1,071,757       40,790
                                         --------------  -----------  -----------  -----------
NET INCREASE IN CASH                              1,587    (210,417)      212,004         (176)

CASH, BEGINNING OF PERIOD                             -      212,004            -          176
                                         --------------  -----------  -----------  -----------
CASH, END OF PERIOD                      $        1,587  $     1,587  $   212,004  $         -
                                         ==============  ===========  ===========  ===========

See accompanying notes and independent auditors' report.

                                      11
       32   (Form 10KSB)

             INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
                       (Development Stage Companies)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2001

NOTE 1 - ORGANIZATION AND BASIS OF CONSOLIDATED FINANCIAL
         STATEMENTS

     The accompanying consolidated statements include the accounts of InterNatural Pharmaceuticals, Inc. (INAT), formerly known as Checkpoint Genetics Pharmaceuticals, Inc., and its Subsidiary, HealthTech Group, Inc. (HGI) and formerly known as Checkpoint Genetics Group, Inc.,
     collectively called as the "Company."   All significant transactions have
     been eliminated in consolidation.

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

     Effective August 23, 2000, a certificate of amendment of its articles of incorporation was filed to change the Company name from Labco Pharmaceuticals Corporation to Checkpoint Genetics Pharmaceuticals, Inc.,
     now called InterNatural Pharmaceuticals, Inc. (INAT).   On August 28,
     2000, INAT issued 30,000,000 shares of common stock to the shareholders of HealthTech Group, Inc. (HGI), a Nevada Corporation, in exchange for their 100% interests in HGI consisting of 15,000,000 common shares. The consolidated financial statements incorporate the results of operations and assets and liabilities of INAT and its 100% owned subsidiary, HGI.

     The Company and its Subsidiary are development stage companies as defined in Statement of Financial Accounting Standards No. 7, "Accounting for Development Stage Enterprises". Development stage activities include, but are not limited to efforts in raising capital, recruiting and establishing co-marketing relationship with pharmaceutical companies and developing markets.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation Policy
     --------------------
          The Company has adopted the provisions of Accounting Research Bulletin No. 51 (ARB 51), "Consolidated Financial Statements'" as amended by Statement of Financial Accounting Standard No. 94 (SFAS
          94), "Consolidation of All Majority-Owned Subsidiary" for its consolidation guidelines whereby a parent company that has controlling financial interest represented by direct or indirect ownership of more than 50% voting interest be consolidated, except those in which (a) control of the subsidiary is temporary or (b) significant doubt exists regarding the parent's ability to control the subsidiary.

                                      12
       33  (Form 10KSB)

             INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
                       (Development Stage Companies)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2001

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

     Method of Accounting
     --------------------
          The Company and Subsidiary prepare financial statements on the accrual method of accounting, recognizing income when earned and expenses when incurred.

     Use of Estimates
     ----------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Management makes these estimated using the best information available at the time the estimates are made; however actual results could differ materially from these estimates.

     Cash and Cash Equivalents
     -------------------------
          For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

     Inventory
     ---------
          Inventories are stated at the lower of cost or market value. Cost is determined by the first in, first out method and market represents the lower of replacement cost or estimated net realizable value

     Research and Development Costs
     ------------------------------
          In accordance with Statement of Financial Accounting Standards No. 2 (SFAS 2), "Accounting for Research and Development Costs," all research and development (R&D) costs are expensed when they are incurred. Assets used in R&D activity, such as machinery, equipment, facilities and patents that have alternative future use either in R&D activities or otherwise are capitalized.

                                      13
       34  (Form 10KSB)

             INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
                       (Development Stage Companies)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2001

     Income taxes
     ------------
          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes that enactment date.

     Earnings per share
     ------------------
          Basic earnings per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants, and convertible securities, unless the effect is to reduce a loss or increase earnings per share.

     Reporting on Costs of Start-Up Activities
     -----------------------------------------
          Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities" provides guidance on the financial reporting of start-up costs to be expended as incurred. With the adoption of SOP 98-5, there has been little or no effect on the company's financial statements.

     Pension and other post retirement benefits
     ------------------------------------------
          The Company adopted Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pensions and Other Post Retirement Benefits" on January 1, 1998. SFAS 132 requires comparative information for earlier years to be restated. The Company's results of operations and financial position were not affected by implementation of SFAS 132.

                                      14
       35  (Form 10KSB)

             INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
                       (Development Stage Companies)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2001

     Derivative Instruments and Hedging Activities
     ---------------------------------------------
          Statement of Financial Accounting Standards Board No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS 133 also addresses the accounting for certain hedging activities. The Company currently does not have any derivative instrument nor is it engaged in hedging activities. Thus, the company does not believe implementation of SFAS 133 will have a material impact on its financial statement presentation or disclosures.


NOTE 3 - PROPERTY AND EQUIPMENT, NET

     Property and equipment are stated at cost. Depreciation is computed using the straight line method over estimated useful lives ranging from 5 to 7 years. Property and equipment consist of the following at December 31:

                                                  December 31,
                                             ------------------------
                                                 2001         2000
                                             -----------  -----------
          Equipment                          $    10,260  $     5,011
          Furniture and fixtures                   9,881        8,119
                                             -----------  -----------
               Total property and equipment       20,141       13,130
          Accumulated depreciation                (4,344)        (329)
                                             -----------  -----------
          Property and equipment, net        $    15,797  $    12,801
                                             ===========  ===========

     Depreciation expense for the year ended December 31, 2001 and December 31, 2000 amounted to $4,015, and $ 329, respectively.

                                      15
       36   (Form 10KSB)

             INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
                       (Development Stage Companies)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2001

NOTE 4 - CURRENT LIABILITIES

     At December 31, 2001, the following liabilities have been written off by
     INAT:

          Notes Payable                $    134,974
          Accounts Payable                   74,807
          Accrued Consulting Fees            38,326
          Convertible Debentures             76,062
          Accrued Salaries                   11,916
          Interest Payable                   58,465
                                       ------------
               Total write offs        $    394,550
                                       ============

     The above liabilities have been outstanding from 5 to 9 years and have been carried in the Company's books without activity. In accordance with Statement of Financial Accounting Concepts No. 6, Elements of Financial Statements, liabilities are defined as probable future sacrifices of economic obligations of a particular entity to transfer assets to other entities as a result of past transactions or events. The creditors of the above obligations are unknown and unverifiable. There are no claimants nor creditors pursuing any collections. Records of liens and court filings have been pursued and no record of liabilities have been verified. The Company's obligations have, therefore, become both improbable and uncertain.

     Total write offs of $394,550.00 is recognized as gain from cancellation of debts as an extraordinary item.

     Income and payroll taxes payable
     --------------------------------

          Payroll taxes payable include amounts owed for 1991, 1994, 1995, and 1997 by INAT (formerly LABCO Corporation. Long outstanding payroll taxes payable and penalties associated to these prior years amount
          to $55,192 as of December 31, 2001.   Payroll taxes associated for
          current year is $1,650.

          Income taxes consist of prior years' unpaid yearly franchise tax of $800 totaling $6,401.00.

NOTE 5 - CONCENTRATION OF RISKS

     Financial instruments that potentially subject the Company to risk consists of cash and cash equivalent accounts in financial institutions, which from time to time in year 2000 exceeded the $100,000 federally insured limit. The Company believes it is not exposed to any significant risk as deposits are maintained with reputable and stable financial institutions. At December 31, 2001, bank account balance is an overdraft.

                                      16
       37   (Form 10KSB)

             INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
                       (Development Stage Companies)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2001

NOTE 6 - DUE TO INVESTORS

     Investors owning over 5% equity of INAT have advanced funds to the Company for its development operations. Notes payable, related to these advances amount to $97,364 at December 31, 2001. The notes are payable on demand and non-interest bearing.


NOTE 7 - INVESTMENT IN CGI

     INAT has invested funds with Checkpoint Genetics, Inc. (CGI), a development stage company incorporated and based in Pennsylvania. CGI is an operating company involved in the development of new drugs, primarily anti-oxidant prescription, pharmaceuticals and nutritional supplements.

     From July 17, 2000 thru June 30, 2001, Checkpoint Genetics, Inc. (CGI), was a majority-owned subsidiary of Checkpoint Genetics Group, Inc. A stock investment agreement with conditional promissory note was signed on July 17, 2000 between HealthTech Group, Inc. (100% subsidiary of INAT) and CGI, whereby the latter agreed to sell 371,250 shares of its common shares for a total consideration of $3,500,000 consisting of $320,000 cash and $3,180,000 non-interest bearing note. The non-interest bearing note was payable in installments of $150,000 until June 1, 2002. As a result of the aforementioned stock purchase agreement up until June 30, 2001, HGI owned approximately 55% of the outstanding shares of CGI. At December 31, 2001, total payments related to this stock purchase agreement are $1,295,000.

     Effective July 1, 2001, the stock purchase agreement was restructured and the stock ownership of HGI was reduced from 55% to 33.63% based on the total cash payments of $1,295,000.

     Pursuant to Statement of Financial Accounting Standards No. 94 (SFAS94), the investment account of HGI in Checkpoint Genetics, Inc. is presented as an unconsolidated affiliate under the equity method. At December 31, 2001, the balance of the investment in CGI is as follows:

                                       2001        2000
                                   -----------  -----------
          Total cash invested      $ 1,295,000  $   800,000
          33.63% allocated loss
               December 31, 2000       (59,945)     (59,945)
               December 31, 2001      (290,948)           -
                                   -----------  -----------
          Investment in CGI        $   944,107  $   740,055
                                   ===========  ===========

                                      17
       38   (Form 10KSB)

             INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
                       (Development Stage Companies)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2001

     The underlying assets of the investment in CGI as presented in CGI's unaudited financial statements at December 31, 2001.

          Total Assets       $    123,145
          Total Liabilities	    137,923
                             ------------
          Net Assets         $    (14,778)
                             ============
          Total Revenues     $     14,508
                             ============

     Checkpoint Genetics, Inc. has sustained losses since inception of the company in 1995. Total accumulated deficit during development stage are as follows:

          Prior years' deficit                       $    (494,980)
          Net loss, year ended December 31, 2001          (865,053)
                                                     -------------
          Total deficit                              $  (1,360,033)
                                                     =============

     The book value of the investment account is zero at December 31, 2001. Under the equity method, the value of the investment account is $944,107. INAT owns 1,368,321, class A, common shares, par value of $1.00 of CGI, which is 33.6% of the total issued and outstanding shares of 4,068,321 shares. The shares of CGI are not publicly traded; therefore the fair market value of the shares cannot be determined.


NOTE 8 - STOCKHOLDERS' EQUITY

     The Company has 140,000,000 authorized shares of common stock at $0.001 par value. The history and subsequent changes to the company's capital structure are as follows:

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

                                      18
       39   (Form 10KSB)

             INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
                       (Development Stage Companies)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2001

     (d) On August 28, 2000, pursuant to a stock exchange agreement, INAT exchanged 30,000,000 shares of its common stock for 15,000,000 shares held by the shareholders of HealthTech Group, Inc. (HGI), representing 100% of the issued and outstanding common stock of HGI.

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

     (h) On July 13, 2001, a certificate of amended of articles of incorporation was filed with the Secretary of State in Nevada. Effective upon the filing of this Certificate of Amendment, each ten (10) share of the Corporation's $0.001 par value common stock issued and outstanding shall be converted and reconstituted into
          one (1) share of the Corporation's Common Stock.   In lieu of
          issuing a fractional share, each fractional shall be rounded up to a full share in accordance with the laws of the State of Nevada.

     (i) As per stock purchase agreement dated September 25, 2001, 1,500,000 shares of the Company's common stock were issued to Ventura Global Consulting, Inc. at a purchase price of $323,237, payment of which is by cancellation of debt owing to Ventura Global Consulting, Inc.

     (j) On December 31, 2001, 374,350 shares of stocks were issued for cash to Barely International, Inc. at $0.10 per share for a total purchase price of $37,435.

     (k) At December 31, 2001, total issued and outstanding common stock is 9,794,597 shares which are designated as follows:

               Restricted shares             7,406,476
               Regulation S shares           1,874,350
               Free trading shares             513,771
                                             ---------
                   Total                     9,794,597
                                             =========

                                      19
       40   (Form 10KSB)
             INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
                       (Development Stage Companies)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2001

NOTE 9 - LEASE COMMITMENTS

     The Company leases its facilities under a month-to-month lease and
     operating leases that expire September 30, 2003.   Rent expense for the
     years ended December 31, 2001 amounted to $18,202 and $6,067,
     respectively.   Future minimum lease commitments for each of the next
     three years are as follows:

              Year        INAT
          -----------  -----------
              2002     $    18,202
              2003          13,651

NOTE 10 - INCOME TAXES

     The Company has adopted Statement of Financial Accounting Standards No.
     109 (SFAS 109),   "Accounting for Income Taxes".  The Company currently
     has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years.

     The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met.
     From inception of the Company thru December 31, 2001, accumulated net operating loss is approximately $2,941,408can be carried forward to offset future earnings. Due to the uncertainty as to the utilization of net operating loss carry-forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate, as follows:

          Current tax asset value of net operating loss carry
            forwards at current prevailing Federal Tax rate      $   441,211
          Valuation allowance                                       (441,211)
                                                                 -----------
          Net tax asset                                          $         -
                                                                 ===========
          Current income tax expense                             $         -
                                                                 ===========
          Deferred income tax benefit                            $         -
                                                                 ===========

NOTE 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     There were no cash payments made for interest and income taxes for the year ended December 31, 2001.

                                      20
       41   (Form 10KSB)


             INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
                       (Development Stage Companies)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2001

NOTE 12 - GOING CONCERN

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

                                      21
       42   (Form 10KSB)

             INTERNATURAL PHARMACEUTICALS, INC. AND SUBSIDIARY
                       (Development Stage Companies)
        SCHEDULE OF GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES

                                Cumulative
                                from August
                                9, 1989
                                Date of
                                Inception) to          Years Ended December 31,
                                December 31,   -------------------------------------
                                2001               2001       2000        1999
                                -------------  -----------  -----------  -----------
Office Expense                      1,486,420  $    19,209  $    10,444  $    26,806
Consulting Fees                     1,185,249      183,400      272,200        3,352
Research & Development                253,468            -            -            -
Salaries                              237,479       31,668        4,060            -
Bad Debts                             203,154            -            -            -
Failed Offering Costs                 117,990            -            -            -
Professional Fees                     121,689       61,900       25,369            -
Interest Expense                       58,465            -        7,606            -
Advertisements & Promotions            36,917       30,196        6,721            -
Rent                                   24,269       18,202        6,067            -
Taxes & Licenses                       62,002        3,134       17,326            -
Outside Services                       20,584       19,684            -            -
Telephone Expense                       5,438        4,692          746            -
Auto & Travel                           7,587        7,587            -            -
Directors Fee                           2,400        2,400            -            -
                                -------------  -----------  -----------  -----------
Total                           $   3,823,111  $   382,072  $   350,539  $    30,158
                                =============  ===========  ===========  ===========

See accompanying notes and independent auditors' report.

                                      22
       43   (Form 10KSB)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Darrell T. Schvaneveldt, C.P.A., Schvaneveldt and Company, 275 E. South Temple, Suite 300, Salt Lake City, Utah 84111, the principal accountant which had previously been engaged to audit registrant's financial statements passed away. On September 19, 2000, Josefina de la Cruz, CPA, A Professional Corporation, 2700 North Main St., Suite 900, Santa Ana, CA 92705 was engaged to audit registrant's financial statements for the fiscal years ended December 31, 2000 and 2001.

     There were no disagreements with the current auditor, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.


                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     (A) Directors, Executive Officers

     The directors and officers (and promoters, affiliates and control persons) of the Company are as follows:

Name                     Age        Position
---------------------    ------     ------------------
Lucille V. Abad            40       Director/President

Valentino Guzman           38       Director

Raul John Tanedo           35       Director/Treasurer

Roy Rayo                   35       Secretary

       44   (Form 10KSB)

     The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person. There is no family relationship between any executive officer and director of the Company.

     Set forth below are summaries of the business experience of the Directors and Officers of the Company for at least the last five years:

     Lucille V. Abad
     ---------------
     Ms. Abad is a Senior Science Research Specialist at the Philippine Nuclear Research Institute (PNRI). She has been connected with the PNRI since
December 1982. Her current researches include radiation vulcanization of natural rubber latex and radiation-induced graft polymerization of carrageenan for biomedical applications.


     Valentino Guzman
     ----------------
     Mr. Guzman is Senior Partner at Guzman & Tanedo Law Offices. He has wide experience in litigating corporate, criminal, civil and administrative cases. From 1997 to 1999, he was litigation supervisor and junior partner at Medel, Macam, Tolentino, Pineda and Larcia Law Offices.

     Raul John Tanedo
     ----------------
     Mr. Tanedo is Managing Partner at Guzman & Tanedo Law Offices. Prior to joining the said law firm in 1999, he was associate attorney at Medel Macaro Pienda & Larcia Law Offices and at the Law Firm of Juarez & Olivas-Gallo.

     Roy Rayo
     --------
     Mr. Roy Rayo, the Company's Secretary, was an associate at SyCip Salazar Hernandez & Gatmaitan in Makati City, Metro Manila, Philippines, from September 1997 through May 2000. At this firm, he assisted in prosecution and maintenance of trademark applications and registrations. From June 2000 to present, he has acted as consultant for U.R. Capital,

       45   (Form 10KSB)

Inc. and Global Prime Consulting, Inc. From April through August 1997, Mr. Rayo was a law clerk in the Circuit Court of the Second Circuit in Maui, Hawaii. From January through March 1997, Mr. Rayo served as legal analyst for the House of Representatives of the State of Hawaii. From June through July 1994, Mr. Rayo was an intern at the United Nations Economic and Social Commission for Asia and the Pacific, Bangkok, Thailand.

     The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors. There is no family relationship between any executive officer and director of the Company.

     (B) Conflicts of Interest

     None of the officers or any of the directors of the Company own any securities of the Company.

     The officers and directors of the Company may in the future become shareholders, officers or directors of other companies that may be engaged in business activities similar to those conducted by the Company. Accordingly, conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a policy of requiring a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's business operations.

     The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or

       46   (Form 10KSB)

director. If the Company or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

     (C) Compliance with Section 16(A) of the Exchange Act

     The Company has no class of equity securities registered pursuant to
Section 12 of the Exchange Act (15 U.S.C. 781). Accordingly, Section 16(A) of the Exchange Act does not apply.


ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth compensation paid or awarded to all officers and directors of the Company.

Name and                                   All Other
Principal Position   Year  Salary  Bonus  Compensation
------------------   ----  ------  -----  ------------
Lucille Abad         2001  None    None       None

Valentino Guzman     2001  None    None       None

Raul John Tanedo     2001  None    None       None

     During the last three calendar years, only one of the Company's previously serving officers and directors received compensation for his services rendered to the Company. Vaclav Kirsner, who served as director and president of the company from January to April 2001, received an annual salary of $80,000. During the same period, the Company did not accrue compensation for any such persons pursuant to any agreement or otherwise.

       47   (Form 10KSB)

     Employment Agreements

     During fiscal year 2001, the Company had no employment agreements with any of its officers, directors or employees, except with Vaclav Kirsner, whose employment as CEO of the Company since January 4, 2001 was terminated as of April 31, 2001. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

     During fiscal years 1999 and 2000, none of the Company's previously serving officers and directors received compensation for their services rendered to the Company. During the same period, the Company did not accrue compensation for any such persons pursuant to any agreement or otherwise. The aggregate amount of other personal benefits is less than $50,000.

     No remuneration has been paid to or is contemplated for officers and directors except reimbursement for out-of-pocket expenditures for activities on the Issuer's behalf. None of the officers and directors anticipates devoting more than 10% of his or her time to Issuer activities.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A) Security Ownership of Certain Beneficial Owners

     The following table sets forth the security and beneficial ownership for each class of equity securities of the Company for any person who is known to be the beneficial owner of more than five (5%) percent of the Company as of December 31, 2001.

       48   (Form 10KSB)

                Name and                    Amount and
                Address of                  Nature of
                Beneficial                  Beneficial        Percent
Title of Class  Owner                       Owner             of Class
------------------------------------------------------------------------
Common          Ridgeway Commercial            506,410          5.17%
                Ventures Ltd.
                60 Market Square
                PO Box 634
                Belize City, Belize

                Ventura Global
                Consulting, Inc              1,596,923         16.30%
                Suite 4, Temple Building
                Prince William and Main St.
                Charlestown, Nevis

     (B) Security Ownership of Management.

     The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by all directors and officers of the Company.

       49   (Form 10KSB)

<CAPTION)
                  Name and                Amount and
                  Address of              Nature of
                  Beneficial              Beneficial        Percent
Title of Class    Owner                   Owner             of Class
----------------------------------------------------------------------
Common            Lucille V. Abad             0                0%

Common            Valentino Guzman            0                0%

Common            Raul John Tanedo            0                0%

Common            Roy Rayo                    0                0%

Common            All Officers and            0                0%
                  Directors as a Group
                  Four [4] individuals)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits- none

     (b) Reports on Form 8-K.

	Reports on Form 8-K were filed on August 2, October 31, and November
6, 2001.

       50   (Form 10KSB)

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  April 12, 2002                    InterNatural Pharmaceuticals, Inc.
                                          (Issuer)

                                              /Signature/
                                          By ____________________________
                                             Lucille Abad
                                             President